Form 10QSB
period 2002-03-31
LANDMARK LAND CO INC/DE
filed 2003-02-07
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission file number:

Landmark Land Company, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0024129 (IRS Employer Identification No.)

2817 Crain Highway, Upper Marlboro, Maryland 20774
(Address of principal executive offices)

(301) 574-3330
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes [ ] No [X], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,001,020 shares of common stock, $0.50 par value per share as of December 31, 2002.

Landmark Land Company, Inc.

IMPORTANT ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report on Form 10-QSB constitute forward-looking statements that involve risks and uncertainties. We caution readers of this report that these statements involve a number of known and unknown risks that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under the caption “Plan of Operation” as well as those set forth in other periodic reports and filings that we make with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Landmark Land Company, Inc.

Condensed Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)

ASSETS:
Current assets:
Cash	$13,075,600	$7,200
Lawsuit proceeds receivable		21,458,600
Related party accounts receivable	50,000	50,000

Total assets	$13,125,600	$21,515,800

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$789,800	$2,059,100
Officer indemnification claims payable	3,434,900	3,434,900
Contingent legal fees payable		2,711,700
Notes payable — stockholder		2,567,200
Accrued interest — stockholder		1,609,000
Accrued expenses	661,400	661,400

Total liabilities	4,886,100	13,043,300

Shareholders’ equity:
Common stock, net of treasury stock, $0.50 par value per share, 20,000,000 shares authorized, 8,001,020 shares outstanding at March 31, 2002 and December 31, 2001	4,000,500	4,000,500
Additional paid in capital	27,281,000	27,281,000
Accumulated deficit	(23,042,000)	(22,809,000)

Total shareholders’ equity	8,239,500	8,472,500

Total liabilities and shareholders’ equity	$13,125,600	$21,515,800

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.

Condensed Statements of Operations
(Unaudited)

	Three Months
	Ended March 31,

	2002	2001

Income:
Expenses:
General and administrative	$59,500	$3,000
Professional fees		5,500
Interest expense	173,500	158,600

Total expenses	(233,000)	(167,100)

Net Income (Loss)	$(233,000)	$(167,100)

Basic earnings (loss) per share	$(.29)	$(.21)

Basic weighted average shares outstanding	8,001,020	8,001,020

Diluted loss per share *	$(.29)	$(.21)

Diluted weighted avg. shares outstanding	8,001,020	8,362,866

*  A diluted earnings per share number will not differ from earnings per share if a loss exists because the inclusion of common stock equivalents in the computation is antidilutive.

The accompanying notes are an integral part of these financial statements

Landmark Land Company, Inc.

Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2002	2001

Operating activities
Net loss	$(233,000)	$(167,100)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Lawsuit proceeds receivable	21,458,600
Interest payable	(1,609,000)	158,500
Contingent legal fees payable	(2,711,700)
Accounts payable	(1,269,300)	5,600

Cash provided by (used in) operating activities	15,635,600	(3,000)

Financing activities
Proceeds from notes payable		3,000
Payments on notes payable	(2,567,200)

Cash provided by (used in) financing activities	(2,567,200)	3,000

Net increase (decrease) in cash	13,068,400	—
Cash and cash equivalents at beginning of period	7,200	18,200

Cash and cash equivalents at end of period	$13,075,600	$18,200

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Financial Statements
(Unaudited)

1. Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

2. Earnings Per Share

     The computations of basic earnings (loss) per share and diluted earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

Item 2. Plan of Operation

     From October 13, 1991 to March 22, 2002, Landmark Land Company, Inc. (“Landmark” or the “company”) was a non-operating company with substantially no assets, capital resources or liquidity. Prior to October 13, 1991, Landmark was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning Oak Tree Savings Bank, S.S.B. (“OTSB”) based in Louisiana, a mortgage banking company, a life insurance company and other financial services companies. Substantially all of the company’s operations were owned and their businesses were conducted by OTSB and its subsidiaries.

     Upon the enactment into law of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the company’s ability to develop and maintain its properties through subsidiaries of OTSB was substantially altered and the company was required to separately capitalize its real estate subsidiaries or divest itself of its real estate holdings. Subsequent to the enactment of FIRREA, OTSB was unable to meet its regulatory capital requirements and was compelled to enter into a supervisory agreement and a consent agreement with the Office of Thrift Supervision (“OTS”).

     On October 11, 1991, six indirect subsidiary companies of Landmark filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to preserve the value of their assets. The filings by Clock Tower Place Investments Ltd., Landmark Land Company of California, Inc., Landmark Land Company of Carolina, Inc., Landmark Land Company of Oklahoma, Inc., Landmark Land Company of Florida, Inc. and Landmark Land Company of Louisiana, Inc. were made in the U.S. Bankruptcy Court in Columbia, South Carolina.

     On October 13, 1991, the OTS placed OTSB into receivership and chartered a new federal mutual institution to purchase the assets and assume certain liabilities of OTSB. Shareholders of Landmark had no interest in the new thrift institution. The new federal mutual institution operated in conservatorship and OTSB’s former assets were liquidated.

     Subsequent to the takeover of OTSB, Landmark conducted no material business other than the prosecution of the legal action against the United States discussed below. Upon its receipt of the judgment proceeds on March 22, 2002, the Company began an analysis of its financial condition and the preparation of a business plan for future company activity.

     During 2000, the company was awarded a judgment against the United States in the amount of $21,458,571, which judgment was affirmed on appeal by the Court of Appeals for the Federal Circuit in July of 2001. The period to appeal the judgment to the United States Supreme Court expired during the first quarter of 2002 without an appeal being filed, and on March 22, 2002, the company received the full amount of the judgment.

     Subsequent to receipt of the judgment proceeds, the board of directors of the company determined that the company should undertake the following actions:

(a)	Pay all contingent and other legal fees and costs involved in the suit against the United States. In connection therewith, Gotham Partners, L.P. and its affiliates (collectively, “Gotham”) loaned sums to the company in order to fund certain costs and expenses related to this litigation and to enable the company to retain a stock transfer agent and perform other corporate functions. The amounts of these loans, including interest thereon, aggregated $4,360,260 on March 25, 2002, at which time the loans were repaid in full.

(b)	Identify the assets and liabilities of the company, including, without limitation, all outstanding director indemnity claims.

(c)	Resolve the outstanding state and federal taxation issues facing the company, including (i) potential tax liabilities arising from the receipt of the judgment award and (ii) identification and quantification of any net operating loss carryforwards available to the company arising from the 1991 seizure of the company’s former thrift institution, and

(d)	Resolve the request by Gotham, the major shareholder of the company, that the company repurchase Gotham’s approximately 41% share interest in the company at a price of $1.00 per share. Gotham and its affiliates previously tendered for the bulk of these shares during October, 1997 at $1.00 per share.

     The most significant of the issues facing the company involved a resolution of the tax-related issues. Due to the complexity of these issues, the tax consequences of the 1991 seizure of the company’s former thrift institution and the 2002 award of the judgment proceeds as a result of such seizure required extensive analysis. Once the company determined that no taxes were due on the 2002 award, the company was able to quantify the amount of cash available (i) to resolve the outstanding liability claims against the company, (ii) to proceed with the request by Gotham for the share repurchase, and (iii) to proceed with the preparation of a business plan for future company operations. The bulk of the unquantified liability claims involved obligations of the company to pay or reimburse current and former directors and officers of the company for costs and expenses incurred in connection with litigation involving the seizure of the company’s former thrift subsidiary. By the end of the third quarter of 2002, the company had successfully resolved these claims in such a manner that it had sufficient value to repurchase Gotham’s shareholdings in Landmark at a price of $1.00 per share, which value was supported by a fairness opinion from an independent investment banking concern. The purchase of the Gotham shares closed during October, 2002. This closing avoided a potential dispute between Gotham and other company shareholders and avoided the outlay of potential legal and other costs that would be incurred in such a dispute.

     Since resolutions of the tax and other claims discussed above were necessary in order to formulate meaningful financial information about the company, the company has been delayed in its ability to make its required periodic filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This Form 10-QSB is the second periodic filing made by the company under the Securities Exchange Act of 1934 since 1991 when a third quarter Form 10-Q was filed. The company has recently filed its annual report on Form 10-KSB for the year ended December 31, 2001. Since 1991, the company has not had the assets or resources to make its Securities and Exchange Commission filings. It is the intention of the company to reestablish compliance with all applicable disclosure and reporting obligations promulgated by the Securities and Exchange Commission and applicable state securities laws and to provide timely information to the company’s shareholders on a going-forward basis.

     In connection with the efforts of the company to resolve the matters described above and to reestablish the company as an operating business entity, the company has retained the services of DPMG, Inc., d.b.a. Landmark National (“Landmark National”), to manage the company’s affairs and to prepare a plan for future operation. Landmark National is an affiliate of Gerald G. Barton, William W. Vaughan and Joe V. Olree, each of whom is an officer and/or a director of the company. Landmark National also employs a number of former employees of the company. While the plan of operation for the company has not yet been completed, it is anticipated that the company will reenter the real estate business during the latter part of 2002 or the early part of 2003 and pursue development and management activities with an emphasis on golf courses and golf-related properties.

Item 3. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

     Through December 31, 2001, the company had no active operations and no employees; consequently, the need for controls was limited. Subsequent to the company’s receipt of the judgment proceeds in the first quarter of 2002, the company retained Landmark National to perform certain services as discussed in Item 2. above. As part of these services, Landmark National implemented additional controls as needed. The Chief Executive Officer and Chief Financial Officer

have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”) and its internal controls and procedures for financial reporting (“Internal Controls”), including the controls’ implementation by the company and the effect of the controls on the information generated for use in this report. Rules adopted by the Securities and Exchange Commission require that, in this section of this report, the company presents the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the company’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Officer Certifications

     Appearing immediately following the “Signatures” section of this report there is a form of certification by the company’s Chief Executive Officer and Chief Financial Officer. The form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

     Disclosure Controls are procedures that are designed with the objective of ensuring that the information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) the company’s transactions are properly authorized; (2) the company’s assets are safeguarded against unauthorized or improper use; and (3) the company’s transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     In accordance with requirements of the Securities and Exchange Commission, the Chief Executive Officer and Chief Financial Officer note that, since the date of the Controls Evaluation to the filing date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

     Based upon the Controls Evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the company’s periodic reports are being prepared, and that its Internal Controls are effective to provide reasonable assurance that the company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On October 4, 1995, the company commenced a legal action against the United States in the United States Court of Federal Claims (Case No. 95-502C) in connection with the OTS takeover of OTSB. The suit included claims by the company for breach of contract, restitution, deprivation of property without just compensation or due process of law and damages in an amount not specified. In March of 2000, the Court of Federal Claims entered a judgment against the United States in favor of the company in the amount of $21,458,571. On July 24, 2001, the judgment in favor of the company was affirmed by the United States Court of Appeals for the Federal Circuit. During the first quarter of 2002, the time period for filing an appeal to the United States Supreme Court expired without the filing of an appeal, and on March 22, 2002 the company received the judgment proceeds. In addition, the company has filed a claim against the United States under the Equal Access to Justice Act in an amount equal to $1,805,524 for a portion of the attorneys’ fees and other costs incurred by the company in the aforementioned action. The probability of prevailing on this claim remained uncertain as of December 31, 2002.

     During 2001, the company was not involved in any other material litigation matters, although certain officers and directors of the company were involved in litigation as to which the company has indemnification obligations. This officer and director litigation involves an OTS enforcement action originally filed on October 13, 1991 and a bank directors liability action filed by the Resolution Trust Corporation on October 12, 1994. These actions alleged, among other things, that the current and former directors of OTSB were negligent and breached their fiduciary duties in connection with their service as directors of OTSB. During August, 2002, these suits were settled in their entirety. Pursuant to the company’s indemnification obligations to current and former directors, during 2002 the company reimbursed, or paid on behalf of, its current and former directors and officers, an aggregate amount of $4,342,534 for costs and expenses, including attorneys’ fees, incurred by the current and former directors in connection with these suits.

Items 2 through 5 of this report on Form 10-QSB are not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits: None.

(b)	Reports on Form 8-K — None were filed.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company

     The following pages include the Signatures page for this report and separate Certifications of the Chief Executive Officer and the Chief Financial Officer of the company.

     The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 3 of Part I of this report presents the conclusions of the Chief Executive Officer and the Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company’s Board of Directors (the company currently has no Audit Committee) and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

     The second form of Certification is required by Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 4, 2003		LANDMARK LAND COMPANY, INC. (Registrant)

	By:	/s/ GERALD G. BARTON

Gerald G. Barton President and Chief Executive Officer

	By:	/s/ JOE V. OLREE

Joe V. Olree Vice President and Chief Financial Officer

SECTION 302 CERTIFICATION

I, Gerald G. Barton, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Landmark Land Company, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003	/s/ GERALD G. BARTON

Gerald G. Barton President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Joe V. Olree, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Landmark Land Company, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003	/s/ JOE V. OLREE

Joe V. Olree Vice President and Chief Financial Officer

SECTION 906 CERTIFICATION

     In connection with the quarterly report of Landmark Land Company, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gerald G. Barton, President and Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 4, 2003	/s/ GERALD G. BARTON

Gerald G. Barton President and Chief Executive Officer Landmark Land Company, Inc.

SECTION 906 CERTIFICATION

     In connection with the quarterly report of Landmark Land Company, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joe V. Olree, Vice President and Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 4, 2003	/s/ JOE V. OLREE

Joe V. Olree Vice President and Chief Financial Officer Landmark Land Company, Inc.