Form 10QSB
period 2002-06-30
LANDMARK LAND CO INC/DE
filed 2003-02-07
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission file number:

Landmark Land Company, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0024129 (IRS Employer Identification No.)

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

PART I — FINANCIAL INFORMATION.

Item 1. Financial Statements

Landmark Land Company, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2002	2001
	(unaudited)	(audited)

ASSETS:
Current assets:
Cash	$12,144,800	$7,200
Lawsuit proceeds receivable		21,458,600
Related party accounts receivable	50,000	50,000

Total assets	$12,194,800	$21,515,800

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$462,100	$2,059,100
Officer indemnification claims payable	3,434,900	3,434,900
Contingent legal fees payable		2,711,700
Notes payable — stockholder		2,567,200
Accrued interest — stockholder		1,609,000
Accrued expenses	661,400	661,400

Total liabilities	4,558,400	13,043,300

Shareholders’ equity:
Common stock, net of treasury stock, $0.50 par value per share, 20,000,000 shares authorized, 8,001,020 shares outstanding at June 30, 2002 and December 31, 2001	4,000,500	4,000,500
Additional paid in capital	27,281,000	27,281,000
Accumulated deficit	(23,645,100)	(22,809,000)

Total shareholders’ equity	7,636,400	8,472,500

Total liabilities and shareholders’ equity	$12,194,800	$21,515,800

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.

Condensed Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Income:
Interest income	$50,800		$50,800

Expenses:
General and administrative	195,100	$3,000	254,600	$6,000
Professional fees	458,800	4,700	458,800	10,200
Interest expense		158,700	173,500	317,300

Total expenses	653,900	166,400	886,900	333,500

Net Income (Loss)	$(603,100)	$(166,400)	$(836,100)	$(333,500)

Basic earnings (loss) per share	$(.75)	$(.21)	$(1.05)	$(.42)

Basic weighted average shares outstanding	8,001,020	8,001,020	8,001,020	8,001,020

Diluted loss per share *	$(.75)	$(.21)	$(1.05)	$(.42)

Diluted weighted avg. shares outstanding	8,001,020	8,363,328	8,001,020	8,363,328

*	A diluted earnings per share number will not differ from earnings per share if a loss exists because the inclusion of common stock equivalents in the computation is antidilutive.

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2002	2001

Operating activities
Net loss	$(836,100)	$(333,500)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Lawsuit proceeds receivable	21,458,600
Interest payable	(1,609,000)	317,300
Contingent legal fees payable	(2,711,700)
Accounts payable	(1,597,000)	10,200
Accrued expenses

Cash provided by (used in) operating activities	14,704,800	(6,000)

Financing activities
Proceeds from notes payable		6,000
Payments on notes payable	(2,567,200)

Cash provided by (used in) financing activities	(2,567,200)	6,000

Net increase (decrease) in cash	12,137,600	—
Cash and cash equivalents at beginning of period	7,200	18,200

Cash and cash equivalents at end of period	$12,144,800	$18,200

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Financial Statements
(Unaudited)

1. Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

(d)	Resolve the request by the major shareholder of the company, Gotham Partners, L.P. and its affiliates (collectively, “Gotham”), that the company repurchase Gotham’s approximately 41% share interest in the company at a price of $1.00 per share. Gotham and its affiliates previously tendered for the bulk of these shares during October, 1997 at $1.00 per share.

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

     Since resolutions of the tax and other claims discussed above were necessary in order to formulate meaningful financial information about the company, the company has been delayed in its ability to make its required periodic filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This Form 10-QSB is the third periodic filing made by the company under the Securities Exchange Act of 1934 since 1991 when a third quarter Form 10-Q was filed. The company has recently filed its annual report on Form 10-KSB for the year ended December 31, 2001 and its quarterly report on Form 10-QSB for the quarter ended March 31, 2002. Since 1991, the company has not had the assets or resources to make its Securities and Exchange Commission filings. It is the intention of the company to reestablish compliance with all applicable disclosure and reporting obligations promulgated by the Securities and Exchange Commission and applicable state securities laws and to provide timely information to the company’s shareholders on a going-forward basis.

     In connection with the efforts of the company to resolve the matters described above and to reestablish the company as an operating business entity, the company has retained the services of DPMG, Inc., d.b.a. Landmark National (“Landmark National”) to manage the company’s affairs and to prepare a plan for future operation. Landmark National is an affiliate of Gerald G. Barton, William W. Vaughan and Joe V. Olree, each of whom is an officer and/or a director of the company. Landmark National also employs a number of former employees of the company. While the plan of operation for the company has not yet been completed, it is anticipated that the company will reenter the real estate business during the latter part of 2002 or the early part of 2003 and pursue development and management activities with an emphasis on golf courses and golf-related properties.

Item 3. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

     Through December 31, 2001, the company had no active operations and no employees; consequently, the need for controls was limited. Subsequent to the company’s receipt of the judgment proceeds in the first quarter of 2002, the company retained Landmark National to perform certain services as discussed in Item 2 above. As part of these services, Landmark National implemented additional controls as needed. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its internal controls and procedures for financial reporting (“Internal Controls”), including the controls’ implementation by the company and the effect of the controls on the information generated for use in this report. Rules adopted by the Securities and Exchange Commission require that, in this section of this report, the company presents the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the company’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See the annual report on Form 10-KSB for period ending December 31, 2001 and the quarterly report on Form 10-QSB for the period ending March 31, 2002 for a discussion of pending legal proceedings.

Items 2 through 4 of this report on Form 10-QSB are not applicable.

Item 5. Other Information.

     On July 30, 2002, the company entered into an agreement (as amended on September 9, 2002) with Gotham to repurchase approximately 3,299,104 common shares of the company’s stock from Gotham for the price of $1.00 per share subject to receipt by the company of an acceptable fairness opinion and the resolution by the company of all outstanding indemnification claims from current and former directors. In addition, the company agreed to pay Gotham certain additional amounts in the event (i) the company repurchased shares of its common stock from third parties within a one-year period following the closing of the Gotham purchase, and (ii) the company paid more than $1.00 per share for such repurchase. The repurchase of 3,285,270 shares from Gotham closed during the fourth quarter of 2002.

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

I, Gerald G. Barton , certify that:

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

I, Joe V. Olree , certify that:

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

Joe V. Olree Vice President and Chief Financial Officer

SECTION 906 CERTIFICATION

     In connection with the quarterly report of Landmark Land Company, Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gerald G. Barton, President and Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 4, 2003	/s/ GERALD G. BARTON

Gerald G. Barton President and Chief Executive Officer Landmark Land Company, Inc.

SECTION 906 CERTIFICATION

     In connection with the quarterly report of Landmark Land Company, Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joe V. Olree, Vice President and Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 4, 2003	/s/ JOE V. OLREE

Joe V. Olree Vice President and Chief Financial Officer Landmark Land Company, Inc.