Form 10QSB
period 2002-09-30
LANDMARK LAND CO INC/DE
filed 2003-02-07
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission file number:

Landmark Land Company, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0024129 (IRS Employer Identification No.)

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

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2002

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

PART I — FINANCIAL INFORMATION.

Item 1. Financial Statements

Landmark Land Company, Inc.
Condensed Balance Sheets

	September 30, 2002	December 31, 2001
ASSETS:	(unaudited)	(audited)

Current assets:
Cash	$8,390,100	$7,200
Lawsuit proceeds receivable		21,458,600
Related party accounts receivable		50,000
Prepaid expenses	50,000

Total assets	$8,440,100	$21,515,800

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$536,000	$2,059,100
Officer indemnification claims payable	618,600	3,434,900
Contingent legal fees payable		2,711,700
Notes payable — stockholder		2,567,200
Accrued interest — stockholder		1,609,000
Accrued expenses	11,400	661,400

Total liabilities	1,166,000	13,043,300

Shareholders’ equity:
Common stock, net of treasury stock, $0.50 par value per share, 20,000,000 shares authorized, 8,001,020 shares outstanding at September 30, 2002 and December 31, 2001,	4,000,500	4,000,500
Additional paid in capital	27,281,000	27,281,000
Accumulated deficit	(24,007,400)	(22,809,000)

Total shareholders’ equity	7,274,100	8,472,500

Total liabilities and shareholders’ equity	$8,440,100	$21,515,800

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Income:
Interest income	$52,200		$103,000

Expenses:
General and administrative	186,900	$13,300	441,500	$19,300
Professional fees	227,600	1,400	686,400	11,600
Interest expense		159,100	173,500	476,400

Total expenses	414,500	173,800	1,301,400	507,300

Net Income (Loss)	$(362,300)	$(173,800)	$(1,198,400)	$(507,300)

Basic earnings (loss) per share	$(.45)	$(.22)	$(1.50)	$(.63)

Basic weighted average shares outstanding	8,001,020	8,001,020	8,001,020	8,001,020

Diluted loss per share *	$(.45)	$(.22)	$(1.50)	$(.63)

Diluted weighted avg. shares outstanding	8,001,020	8,363,666	8,001,020	8,363,666

*	A diluted earnings per share number will not differ from earnings per share if a loss exists because the inclusion of common stock equivalents in the computation is antidilutive.

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,

	2002	2001

Operating activities
Net loss	$(1,198,400)	$(507,300)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	50,000
Prepaid expenses	(50,000)
Lawsuit proceeds receivable	21,458,600
Indemnification claims payable	(2,816,300)
Interest payable	(1,609,000)	476,400
Contingent legal fees payable	(2,711,700)
Accounts payable	(1,523,100)	11,700
Accrued expenses	(650,000)

Cash provided by (used in) operating activities	10,950,100	(19,200)

Financing activities
Proceeds from notes payable		8,200
Payments on notes payable	(2,567,200)

Cash provided by (used in) financing activities	(2,567,200)	8,200

Net increase (decrease) in cash	8,382,900	(11,000)
Cash and cash equivalents at beginning of period	7,200	18,200

Cash and cash equivalents at end of period	$8,390,100	$7,200

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Financial Statements
(Unaudited)

1. Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

     Since resolutions of the tax and other claims discussed above were necessary in order to formulate meaningful financial information about the company, the company has been delayed in its ability to make its required periodic filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This Form 10-QSB is the fourth periodic filing made by the company under the Securities Exchange Act of 1934 since 1991 when a third quarter Form 10-Q was filed. The company has recently filed its annual report on Form 10-KSB for the year ended December 31, 2001 and its quarterly reports on Forms 10-QSB for the quarters ended March 31 and June 30, 2002. Since 1991, the company has not had the assets or resources to make its Securities and Exchange Commission filings. It is the intention of the company to reestablish compliance with all applicable disclosure and reporting obligations promulgated by the Securities and Exchange Commission and applicable state securities laws and to provide timely information to the company’s shareholders on a going-forward basis.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See the annual report on Form 10-KSB for the period ending December 31, 2001 and the quarterly report on Form 10-QSB for the period ending March 31, 2002 for a discussion of pending legal proceedings.

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

Joe V. Olree Vice President and Chief Financial Officer

SECTION 906 CERTIFICATION

     In connection with the quarterly report of Landmark Land Company, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gerald G. Barton, President and Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 4, 2003	/s/ GERALD G. BARTON

Gerald G. Barton President and Chief Executive Officer Landmark Land Company, Inc.

SECTION 906 CERTIFICATION

     In connection with the quarterly report of Landmark Land Company, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joe V. Olree, Vice President and Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 4, 2003	/s/ JOE V. OLREE

Joe V. Olree Vice President and Chief Financial Officer Landmark Land Company, Inc.