Form 10KSB
period 2002-12-31
LANDMARK LAND CO INC/DE
filed 2003-02-07
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number _____________________

LANDMARK LAND COMPANY, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	77-0024129

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2817 Crain Highway, Upper Marlboro, Maryland	20774

(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (301) 574-3330

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.50 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None.

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) [   ] Yes [X] No, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for its most recent full fiscal year were: $21,458,700. This revenue, recognized during fiscal year 2001, was comprised of judgment proceeds received during the first quarter of 2002.

The aggregate market value of the 8,001,020 shares of voting stock held by non-affiliates of the issuer on December 31, 2001 was $6,400,816. The aggregate market value was computed by reference to the average bid and asked prices of the common stock on such date as reported by Pink Sheets from trading information from the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, $0.50 par value as of December 31, 2002 was 8,001,020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes   [   ]     No   [X]

Landmark Land Company, Inc.

IMPORTANT ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report on Form 10-KSB constitute forward-looking statements that involve risks and uncertainties. We caution readers of this report that these statements involve a number of known and unknown risks that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under the caption “Plan of Operation” as well as those set forth in other periodic reports and filings that we make with the Securities and Exchange Commission.

PART I

Item 1.   Description of Business

     From October 13, 1991 to March 22, 2002, Landmark Land Company, Inc. (“Landmark” or the “company”) was a non-operating company with substantially no assets, capital resources or liquidity. Prior to October 13, 1991, Landmark was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs as well as owning Oak Tree Savings Bank, S.S.B. (“OTSB”) based in Louisiana, a mortgage banking company, a life insurance company and other financial services companies. Substantially all of the company’s operations were owned and their businesses were conducted by OTSB and its subsidiaries.

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

     On October 11, 1991, six indirect subsidiary companies of Landmark filed for protection under Chapter 11 of the United States Bankruptcy Code in order to preserve the value of their assets. The filings by Clock Tower Place Investments Ltd., Landmark Land Company of California, Inc., Landmark Land Company of Carolina, Inc., Landmark Land Company of Oklahoma, Inc., Landmark Land Company of Florida, Inc. and Landmark Land Company of Louisiana, Inc. were made in the United States. Bankruptcy Court in Columbia, South Carolina.

     On October 13, 1991, the OTS placed OTSB into receivership and chartered a new federal mutual institution to purchase the assets and assume certain liabilities of OTSB. Shareholders of Landmark had no interest in the new thrift institution. The new federal mutual institution operated in conservatorship and OTSB’s former assets were liquidated.

     Subsequent to the takeover of OTSB, Landmark conducted no material business other than the prosecution of the legal action against the United States discussed below. Upon its receipt of the judgment proceeds on March 22, 2002, the company began an analysis of its financial condition and the preparation of a business plan for future company activity. See Part II, Item 6 of this report under the caption “Plan of Operation.”

Item 2.   Description of Properties

     The company has no material assets other than cash and all business activity is managed by DPMG, Inc. (see Part II, Item 6 below). The company has historically engaged in real estate development activities and intends to continue to do so in the future. Given the fact that the company has not conducted any revenue generating operations since 1991 and has only recently had sufficient funds to reestablish its operations, the company has not yet developed definitive investment policies with respect to any real estate activities that the company may commence in the future.

Item 3.   Legal Proceedings

     On October 4, 1995, the company commenced a legal action against the United States in the United States Court of Federal Claims (Case No. 95-502C) in connection with the OTS takeover of OTSB. The suit included claims by the company for breach of contract, restitution, deprivation of property without just compensation or due process of law and damages in an amount not specified. In March, 2000, the Court of Federal Claims entered a judgment against the United States in favor of the company in the amount of $21,458,571. On July 24, 2001, the judgment in favor of the company was affirmed by the United States Court of Appeals for the Federal Circuit. As of December 31, 2001, the time period for filing an appeal to the United States Supreme Court had not yet expired. During the first quarter of 2002, the period expired without the filing of an appeal, and on March 22, 2002 the company received the judgment proceeds. In addition, the company has filed a claim against the United States under the Equal Access to Justice Act in an amount equal to $1,805,524 for a portion of the attorneys’ fees and other costs incurred by the company in the aforementioned action. The probability of prevailing on this claim is uncertain as of December 31, 2002.

     During 2001, the company was a named defendant in an action entitled PGA West II Residential Association v. Sunrise Desert Partners, et. al., Case No. 010472, in the Superior Court of California, County of Riverside. The plaintiffs in this action alleged negligence and breach of warranty arising out of alleged defects and deficiencies in condominiums and residential common areas located at the PGA West project, in the City of La Quinta, County of Riverside, State of California. This action was settled during April of 2001 at no cost to the company.

     During 2001, the company was not involved in any other material litigation matters, although certain officers and directors of the company were involved in litigation as to which the company has indemnification obligations. This officer and director litigation involves an OTS enforcement action originally filed on October 13, 1991 and a bank directors liability action filed by the Resolution Trust Corporation on October 12, 1994. These actions alleged, among other things, that the current and former directors of OTSB were negligent and breached their fiduciary duties in connection with their service as directors of OTSB. During August of 2002, these suits were settled in their entirety. Pursuant to the company’s indemnification obligations to current and former directors, during 2002 the company reimbursed, or paid on behalf of, its current and former directors, an aggregate amount of $4,342,534 for costs and expenses, including attorneys’ fees, incurred by the current and former directors in connection with these suits.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The following tables set forth the high and low reported sales prices for the common stock of the company as reported for each calendar quarter commencing after December 31, 1999:

	2002		2001		2000

	High	Low	High	Low	High	Low

First Quarter	$0.80	$0.15	$1.150	$1.078	$15.125	$0.780
Second Quarter	0.73	0.15	1.150	1.070	2.100	0.875
Third Quarter	0.15	0.05	1.100	1.050	1.550	0.800
Fourth Quarter			1.050	0.750	1.250	1.040

     The company’s common stock was delisted and trading was suspended during October of 1991 by the Midwest Stock Exchange and the American Stock Exchange. Since that date, the common stock of the company has been traded in the non-Nasdaq over-the-counter markets. The high and low bid information was obtained from Pink Sheets from trading information as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2001, there were 834 holders of record of the company’s common stock, and as of August 19, 2002 there were 749 holders of record of the company’s common stock. These numbers do not include stockholders who hold their shares in “street name” or in “nominee” accounts with banks, brokerage firms and other authorized holding institutions.

     No dividends were declared on any common stock during the last two calendar years.

     No securities are authorized for issuance under any equity compensation plan.

Item 6.   Plan of Operation

     During 1991, the OTS seized substantially all of the company’s assets and transferred them to a newly chartered federal thrift institution in which the company and its shareholders had no interest. Subsequent to this seizure, the company had little operational activity and extremely limited capital resources and liquidity. Between 1991 and March 2002, the company was essentially dormant, except for the pursuit of the lawsuit captioned Landmark Land Company, Inc. v. United States described above.

     During 2000, the company was awarded a judgment against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. As of December 31, 2001, the appeal period to the United States Supreme Court had not yet expired. The appeal period expired during the first quarter of 2002 without an appeal being filed and on March 22, 2002, the company received the full amount of the judgment.

     Since March 22, 2002, the company has been attempting to identify, quantify and resolve the assets and liabilities of the company in order to determine an appropriate plan for the company’s future. In connection with this evaluation, the company has retained the services of DPMG, Inc., d.b.a. Landmark National, a golf-oriented real estate development and management concern (“Landmark National”) to manage the company’s affairs and to prepare a plan for future operation. Landmark National is an affiliate of Gerald G. Barton, William W. Vaughan and Joe V. Olree, officers and/or directors of the company, and employs a number of former employees of the company. While the plan of operation for the company has not been completed, it is anticipated that the company will reenter the real estate business and resume its former development and sales activities with an emphasis on golf courses and golf-related properties.

     Critical Accounting Policies

     The company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The company’s significant accounting policies are summarized in Note 1 of the Notes to Financial Statements at December 31, 2001 appearing elsewhere in this report. The company considers these accounting policies to be critical accounting policies. The judgments and assumptions used by the company in the execution of its accounting policies are based on factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and from estimates which could have an impact on the carrying values of assets and liabilities and on results of operations.

     Regulatory Matters

     Management is not aware of any current recommendations by regulatory authorities, which, if such regulations were to be implemented, would have a material effect on liquidity, capital resources, or operations.

Controls Evaluation

     Limitations on the Effectiveness of Controls

     The company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that its Disclosure Controls or its Internal Controls (each, as defined below in Part III of this report under the caption “Item 14. Controls and Procedures”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Controls Evaluation

     Through December 31, 2001, the company had no active operations and no employees; consequently, the need for controls was limited. Subsequent to the company’s receipt of the judgment proceeds during the first quarter of 2002, the company retained Landmark National to perform certain interim services as discussed above. As a part of these services, Landmark National implemented additional controls as needed. The Chief Executive Officer and Chief Financial Officer evaluation of the company’s Disclosure Controls and its Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the company, and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems, or acts of fraud, and to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation will be done on a regular basis so that the conclusions concerning controls effectiveness can be reported in the company’s quarterly reports on Form 10-QSB and its annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor the company’s Disclosure Controls and its Internal Controls and to make modifications as necessary. Management’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, management sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s Internal Controls. This information was important both for the Controls

Evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer require that the Chief Executive Officer and Chief Financial Officer disclose that information to the company’s Board of Directors (the company currently has no Audit Committee) and to the company’s independent auditors and to report on related matters in this section of this report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions.” These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. Management also sought to deal with other controls matters in the Controls Evaluation, and in each case, management considered what revision, improvement and/or correction, if any, was necessary to be made in accord with the company’s on-going procedures.

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

Item 7.   Financial Statements

     The following financial statements of Landmark Land Company, Inc. are included in this report on Form 10-KSB immediately following Part IV, Item 14 and immediately preceding the Signatures pages of this report:

1.	Independent Auditors’ Report

2.	Balance Sheets as of December 31, 2001 and 2000.

3.	Statements of Operations for Years Ended December 31, 2001, 2000 and 1999.

4.	Statements of Stockholders’ Equity for Years Ended December 31, 2001, 2000 and 1999.

5.	Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

6.	Notes to Financial Statements.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     In connection with the audits for the three most recent years, there have been no disagreements with Moss Adams, LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

PART III

Item 9.   Directors, Executive Officers and Promoters and Controlling Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below is certain information concerning each director and executive officer of the company.

Name	Age	Position

Gerald G. Barton	72	Chairman of the Board of Directors, President and Chief Executive Officer

Bernard G. Ille	76	Director

William W. Vaughan, III	50	Vice President, Director, General Counsel and Assistant Secretary

Joe V. Olree	64	Vice President and Chief Financial Officer

Mr. Barton has been President and Chief Executive Officer since September 1971. He became Chairman of the Board of Directors during 1985. Mr. Barton’s son-in-law, William W. Vaughan, III, is a Vice President, General Counsel and Director of the company. Mr. Barton is Chief Executive Officer of DPMG, Inc., a golf-oriented real estate development and management concern.

Mr. Ille became a Director in 1971. Mr. Ille is a principal of BML Consulting Company, an insurance and financial consulting company and is a director of LSB Industries, Inc.

Mr. Vaughan became Vice President and General Counsel in June 1982 and a Director of the company in December 1987. Mr. Vaughan is vice president and general counsel of DPMG, Inc.

Mr. Olree became a Vice President in September 1982. Mr. Olree is Chief Financial Officer of DPMG, Inc.

     There were no late filings of any required Forms 3 and Forms 4 by the officers or directors of the company with the Securities and Exchange Commission for fiscal year 2001.

Item 10.   Executive Compensation

Compensation of Officers. For fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999, two directors or officers received remuneration individually in excess of $100,000 in his or her respective capacity.

Annual Compensation

				Other Annual	All Other
Name and		Salary	Bonus	Compensation	Compensation
Principal Position	Year	($)	($)	($)	($)

Gerald G. Barton Chairman of Board, President and CEO(a)	1999 2000 2001	0 0 0	0 0 0	0 0 0	0 0 530,000

Joe V. Olree Vice President and CFO	1999 2000 2001	0 0 0	0 0 0	0 0 0	0 0 0

Lowery Bea Roselle Vice President and Secretary(b)	1999 2000 2001	0 0 0	0 0 0	0 0 0	0 0 120,000

William W. Vaughan, III Vice President, General Counsel and Assistant Secretary	1999 2000 2001	0 0 0	0 0 0	0 0 0	0 0 0

Bernard G. Ille Director	1999 2000 2001	0 0 0	0 0 0	0 0 0	0 0 0

(a)	During 2002, Gerald G. Barton was awarded compensation in the amount of $530,000 for services rendered to the company for the period 1992 through 2001. This amount was expensed as compensation during 2001.

(b)	During 2002, Lowery Bea Roselle was awarded compensation in the amount of $120,000 for services rendered to the company for the period from October 1992 through 2001. This amount was expensed as compensation during 2001.

Compensation of Directors. No compensation was paid to the directors of the company for services provided during fiscal years 1999, 2000 and 2001. On August 1, 2002, the company adopted a policy of compensating outside directors the sum of $3,000 per calendar quarter. As of December 31, 2002, Mr. Ille was owed $5,000 in accrued director’s fees.

Employment Contracts. There are no employment contracts between the company and any director or officer.

Stock Options. No stock options or stock appreciation rights were awarded to any director or officer during the fiscal years 1999, 2000 or 2001.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of September 30, 2002 held by each of the company’s directors and officers individually and all of the company’s directors and officers as a group. The percentages were calculated based upon the 8,001,020 shares of common stock of the company outstanding on September 30, 2002.

	Amount and
Name and Address of	Nature of Beneficial
Beneficial Owner	Ownership	Percent of Class

Gerald G. Barton	2,349,032	29.36%

Gotham Partners, L.P. (a)	3,299,104	41.23%

Bernard G. Ille	0	0

William W. Vaughan, III	400	Less than 1%

Joe V. Olree	200	Less than 1%

All Directors and Executive Officers, as a group (3 persons)	2,349,632	29.37%

(a)	During the fourth quarter of 2002, the company purchased an aggregate of 3,285,270 shares of the company’s common stock from Gotham and its affiliates. This purchase increased the percentage of the common shares beneficially owned by all other shareholders as shown by the following table. The percentages in table set forth below were calculated based upon the 4,715,750 shares of common stock of the company outstanding on December 31, 2002.

	Amount and
Name and Address of	Nature of Beneficial
Beneficial Owner	Ownership	Percent of Class

Gerald G. Barton	2,349,032	49.81%

Gotham Partners, L.P. (a)	13,834	Less than 1%

Bernard G. Ille	0	0

William W. Vaughan, III	400	Less than 1%

Joe V. Olree	200	Less than 1%

All Directors and Executive Officers, as a group (3 persons)	2,349,632	49.83%

There are no arrangements in place involving the company, any of its executive management or any third parties known to the company that would result in a change in control of the company.

Item 12.   Certain Relationships and Related Transactions

     Transactions with Management and Control Persons

     During the fiscal years ending December 31, 2001, 2000 and 1999, there were no transactions with directors or executive officers in which the company was, or is to be, a party, except as follows:

1.	On July 8, 1998, Gotham Partners, L.P. and affiliates (collectively, “Gotham”) agreed to lend the company up to $200,000 for the purposes of retaining a transfer agent for the stock of the company and for bringing the company into compliance with applicable laws. Prior to the repayment of this loan in 2002 as described below, this loan accrued interest at the rate of 18% per annum and was due and payable upon final resolution of the lawsuit entitled Landmark Land Company, Inc. v. United States described in this report under “Part I, Item 3. Legal Proceedings, but not later than July 8, 2003.

On July 31, 1998, the Company entered into an agreement (as amended October 19, 1999) with Gotham whereby Gotham agreed to make a loan to the Company in the maximum principal amount of $2.5 million to fund on-going expenses of prosecuting the lawsuit entitled Landmark Land Company, Inc. v. United States described in this report under “Part I, Item 3. Legal Proceedings.” Prior to the repayment of this loan in 2002 as described below, this loan accrued interest at the rate of 18% per annum and was due and payable upon the final resolution of the lawsuit, but not later than July 8, 2003. The loan amount was convertible into shares of common stock of the company at a conversion price of $6.50 per share, provided, however, any amounts so converted into shares would cancel the obligation of the maker for the interest accrued on such converted amount. The conversion feature was contingent upon compliance with all applicable laws and any required shareholder ratification.

As of December 31, 2001, amounts due to Gotham under the above-referenced loans (including interest) equaled $4,176,153. Both loans were repaid in full on March 25, 2002. No portion of the July 31, 1998 loan was converted into shares of common stock of the company prior to its repayment.

2.	As of December 31, 2001, the company had outstanding agreements with certain current and former directors relating to indemnification of said directors for costs, expenses and losses incurred in connection with actions, suits or other proceedings made or brought as a result of the fact that the individual is or was a director of the company or its subsidiaries. A number of suits and proceedings were initiated against the company and current and former directors arising out of seizure of the company’s former subsidiary, OTSB. As of December 31, 2001, an OTS administrative action and an FDIC (formerly RTC) action against directors Vaughan and Barton remained pending. During 2002, the remaining suits against the directors of the company were settled. During 2002, the company paid an aggregate of $4,342,534 to, or for the benefit of, current and former directors and officers of the company for costs, expenses and losses arising from these suits.

3.	On March 29, 2002, the company entered into a month-to-month management agreement with Landmark National under which Landmark National would identify and quantify the company’s assets and liabilities, manage the day-to-day affairs of the company and prepare a plan for the company’s future business activities. Mr. Barton, Mr. Vaughan and Mr. Olree are owners, directors and officers of Landmark National. Under this Agreement, Landmark National also agreed to provide the company with office space and support services in the form of administrative, accounting, tax and legal assistance. The fee for such services is $50,000 per month, plus out-of-pocket travel and other expenses. As of December 31, 2002, total fees paid under this contract to Landmark National were $500,000.

4.	On July 30, 2002, the company entered into an agreement (as amended on September 9, 2002) with Gotham to repurchase approximately 3,299,104 common shares of the company’s stock from Gotham for the price of $1.00 per share subject to receipt by the company of an acceptable fairness opinion and the resolution by the company of all outstanding indemnification claims from current and former directors. In addition, the company agreed to pay Gotham certain additional amounts in the event (i) the company repurchased shares of its common stock from third parties within a one-year period following the closing of the Gotham purchase, and (ii) the company paid more than $1.00 per share for such repurchase. The repurchase of 3,285,270 shares from Gotham closed during the fourth quarter of 2002.

5.	As of December 31, 2001, the company had a receivable from Gerald G. Barton in the amount of $50,000, which was repaid during the third quarter of 2002. As of March 31, 2002, the Company had accrued payment obligations to Mr. Barton for indemnity claims in the aggregate amount of $618,579. The company’s obligation to Mr. Barton was repaid in December, 2002.

PART IV

Item 13.   Exhibits and Reports on Form 8-K

(a)	Exhibits. The exhibits listed on the Exhibit Index to this report on Form 10-KSB are filed herewith.

(b)	Reports on Form 8-K.

None.

Item 14.   Controls and Procedures

     Evaluation of the Company’s Disclosure Controls and Internal Controls

     Within the 90 days prior to the filing date of this report on Form 10-KSB, the company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission require that in this section of this report, the company presents the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the company’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

LANDMARK LAND COMPANY, INC.

INDEPENDENT AUDITOR’S REPORT
AND
FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

LANDMARK LAND COMPANY, INC.

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors
Landmark Land Company, Inc.

We have audited the accompanying balance sheets of Landmark Land Company, Inc., as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Land Company, Inc., as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years then ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Rosa, California
October 5, 2002

LANDMARK LAND COMPANY, INC.
BALANCE SHEETS
December 31, 2001 and 2000

ASSETS

	2001	2000

CURRENT ASSETS
Cash	$7,200	$18,200
Lawsuit proceeds receivable	21,458,600	—

Total current assets	21,465,800	18,200
STOCKHOLDER RECEIVABLE	50,000	50,000

Total assets	$21,515,800	$68,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2001	2000

CURRENT LIABILITIES
Accounts payable	$2,059,100	$1,917,800
Officer indemnification claims payable	3,434,900	—
Contingent legal fees payable	2,711,700	—
Notes payable — stockholder	2,567,200	—
Accrued interest payable	1,609,000	—
Accrued expenses	661,400	4,900

Total current liabilities	13,043,300	1,922,700
ACCRUED INTEREST PAYABLE	—	973,500
NOTES PAYABLE — STOCKHOLDER	—	2,549,000

Total liabilities	13,043,300	5,445,200

STOCKHOLDERS’ EQUITY
Common stock — $.50 par value; 20,000,000 shares authorized; 8,804,468 issued; 8,001,020 shares outstanding	4,251,400	4,251,400
Treasury stock — $.50 par value; 803,448 shares, at cost	(250,900)	(250,900)
Additional paid-in capital	27,281,000	27,281,000
Accumulated deficit	(22,809,000)	(36,658,500)

Total stockholders’ equity	8,472,500	(5,377,000)

Total liabilities and stockholders’ equity	$21,515,800	$68,200

See accompanying notes.

LANDMARK LAND COMPANY, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

INCOME
Proceeds from litigation	$21,458,600	$—	$—
Interest	100	200	400

Total income	21,458,700	200	400

EXPENSES
Professional fees	157,600	215,700	1,760,700
Contingent legal fees	2,711,700	—	—
Officer indemnification	3,434,900	—	—
Compensation	650,000	—	—
Interest	642,000	533,600	366,000
Taxes	—	3,200	7,300
Other	13,000	2,000	—

Total expenses	7,609,200	754,500	2,134,000

NET INCOME (LOSS)	$13,849,500	$(754,300)	$(2,133,600)

EARNINGS PER COMMON SHARE	$1.73	$(0.09)	$(0.26)

EARNINGS PER COMMON SHARE, ASSUMING DILUTION	$1.66	$(0.09)	$(0.26)

See accompanying notes.

LANDMARK LAND COMPANY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2001, 2000, and 1999

	COMMON STOCK		TREASURY STOCK		ADDITIONAL
					PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE, December 31, 1998	8,804,468	$4,251,400	803,448	$(250,900)	$27,281,000	$(33,770,600)	$(2,489,100)
NET LOSS	—	—	—	—	—	(2,133,600)	(2,133,600)

BALANCE, December 31, 1999	8,804,468	4,251,400	803,448	(250,900)	27,281,000	(35,904,200)	(4,622,700)
NET LOSS	—	—	—	—	—	(754,300)	(754,300)

BALANCE, December 31, 2000	8,804,468	4,251,400	803,448	(250,900)	27,281,000	(36,658,500)	(5,377,000)
NET INCOME	—	—	—	—	—	13,849,500	13,849,500

BALANCE, December 31, 2001	8,804,468	$4,251,400	803,448	$(250,900)	$27,281,000	$(22,809,000)	$8,472,500

See accompanying notes.

LANDMARK LAND COMPANY, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,849,500	$(754,300)	$(2,133,600)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in operating assets and liabilities:
Lawsuit proceeds receivable	(21,458,600)	—	—
Accounts payable and accrued expenses	797,800	(49,600)	810,300
Accrued interest payable	635,500	533,500	366,000
Contingent legal fees payable	2,711,700	—	—
Officer indemnification payable	3,434,900	—	—

Net cash from operating activities	(29,200)	(270,400)	(957,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable — stockholder	18,200	49,000	1,000,000

NET CHANGE IN CASH	(11,000)	(221,400)	42,700
Cash, beginning of year	18,200	239,600	196,900

Cash, end of year	$7,200	$18,200	$239,600

See accompanying notes.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1	—	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Landmark Land Company is a Delaware corporation that was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning a savings bank based in Louisiana, a mortgage banking company, a life insurance company, and other financial services companies. Substantially all of the Company’s operations were owned and their businesses were conducted by subsidiaries of Oak Tree Savings Bank (OTSB), Landmark’s subsidiary, headquartered in New Orleans, Louisiana.

In 1991, as a result of regulations and requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the Resolution Trust Company (RTC) put OTSB into receivership and transferred its assets and liabilities into a new federally chartered savings bank. The Company had no interest in this new savings bank, which resulted in the discontinuance of the Company’s operations.

The Company had no operating income for the years ended December 31, 2001, 2000, or 1999.

The Company owns all of the outstanding stock in two non-operational subsidiaries named Oak Tree Savings Bank, S.S.B., and Unique Golf Concepts, Inc. Both companies had no assets or liabilities at December 31, 2001 and 2000.

Income taxes - Deferred income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

Earnings per share - Earnings per share (EPS) are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by adjusting the common shares outstanding for the assumed conversion of all potentially diluted stock issuances, or common stock equivalents. A diluted earnings per share number will not differ from EPS if a loss exists because the inclusion of common stock equivalents in the computation would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended December 31,

	2001	2000	1999

Basic:
Net income (loss)	$13,849,500	$(750,100)	$(2,110,100)

Weighted average common shares outstanding	8,001,020	8,001,020	8,001,020

Earnings per common share	$1.73	$(0.09)	$(0.26)

Assuming dilution:
Weighted average common shares outstanding	8,001,020	8,001,020	8,001,020
Convertible debt	364,185	—	—

	8,365,205	8,001,020	8,001,020

Diluted earnings per common share	$1.66	$(0.09)	$(0.26)

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits that may, from time to time, be in excess of FDIC insurance thresholds. Demand deposits are placed with known creditable financial institutions.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Significant estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results and the difference could have a significant impact on the financial statements.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company’s financial instruments including cash, notes receivable, and accounts payable, the carrying amount approximates fair value because of the short maturities. The fair value of the Company’s short-term and long-term debt may be substantially less than the carrying value since there is no readily ascertainable market for the debt, given the financial position of the Company.

Recent accounting pronouncements - The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncements:

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 replaces SFAS 121 and amends certain other accounting pronouncements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, rescinds or amends existing authoritative pronouncements to eliminate inconsistencies, make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 147, Acquisitions of Certain Financial Institutions, amends FASB Statements No. 72 and FASB Interpretation No. 9, which provide interpretive guidance on the application of the purchase method to acquisitions of financial institutions, removing acquisition accounting from their scope and requiring that transaction be accounted for in accordance with FASB Statements No. 141 and No. 142. In addition, FASB Statement No. 144 was amended to include long-term customer-relationship intangible assets of financial institutions in its scope. The provisions of this Statement are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material effect on the Company’s financial statements.

NOTE 2	—	STOCKHOLDER NOTE RECEIVABLE

The note receivable from a stockholder and officer of the Company was repaid subsequent to December 31, 2001.

NOTE 3	—	NOTES PAYABLE — STOCKHOLDER

	2001	2000

Eighteen percent note to a stockholder, due on demand; unsecured; paid in full during 2002 after resolution of the Company’s lawsuit with the United States	$2,367,200	$2,349,000
Eighteen percent note to a stockholder, due on demand; unsecured; paid in full during 2002 after resolution of the Company’s lawsuit with the United States	200,000	200,000

	$2,567,200	$2,549,000

NOTE 4	—	INCOME TAXES

The Company has been incurring net operating losses during the period in which the Company’s operations have been dormant, resulting in no tax expense for financial statement and tax purposes.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Significant components of deferred income tax assets and liabilities are as follows:

	2001	2000	1999

Deferred income tax assets
Federal tax loss carryforward	$218,300	$207,300	$202,800
State tax loss carryforward	25,700	24,400	23,900
Basis difference on investment	62,781,700	62,781,700	62,781,700
Accrued expenses	4,737,100	1,856,500	1,575,200

	67,762,800	64,869,900	64,583,600
Less valuation allowance	59,608,500	64,869,900	64,583,600

Net deferred income tax assets	8,154,300	—	—
Deferred income tax liabilities
Litigation proceeds receivable	8,154,300	—	—

Net deferred income taxes	$—	$—	$—

In 2002, as a result of the receipt of the litigation settlement described in Note 5, the temporary differences related to the basis difference in investment, litigation proceeds receivable, and capitalized litigation costs will be recognized as taxable income and deductions for federal and state tax purposes.

Net operating losses expire as follows:

Net Operating Loss

Federal	Date of expiration	State	Date of expiration

385,200	2005	385,200	2005
52,200	2007	52,200	2007
57,200	2008	57,200	2008
54,000	2009	54,000	2009
40,800	2010	40,800	2010
7,200	2019	7,200	2014
13,200	2020	13,200	2015
32,400	2021	32,400	2021

$642,200		$642,200

The Tax Reform Act of 1986 imposes certain restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code. Net operating losses available for future use may be limited as a result of prior or future ownership changes.

NOTE 5	—	CONTINGENCIES

In October 1991, six indirect subsidiary companies of Landmark filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and the Office of Thrift Supervision (OTS) placed OTSB into receivership and chartered a new mutual federal institution to purchase certain assets and assume certain liabilities of OTSB. This institution was operated in conservatorship under the management of the Resolution Trust Corporation. Shareholders of Landmark had no interest in the new thrift institution.

The Company filed suit against the United States claiming the government breached the agreement with the Company when it enacted the FIRREA. The claim was based largely on an agreement made with the government when Landmark purchased the savings and loan institutions that made up Oak Tree Savings Bank.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

The Company was a plaintiff in the lawsuit Landmark Land Company, Inc., vs. United States, U.S. Court of Federal Claims Cause No. 95-502C. In the suit, Landmark made a series of Winstar-related claims arising from the passage of the Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA). Landmark was awarded approximately $21.5 million in this action. This judgment was appealed to and upheld by the Court of Appeals of the Federal Circuit during 2001. The period for appeal to the United States Supreme Court expired subsequent to December 31, 2001, without further appeals. The Company received the $21.5 million in 2002 and the amount is included as a receivable at December 31, 2001. Contingent legal fees of $2,711,700, which is associated with this litigation, are included in current liabilities. In addition, the Company is involved in a legal action against the United States under the Equal Access to Justice Act relating to certain fees and expenses incurred by the Company in the aforementioned Court of Claims action. The Company’s claim against the United States in this action exceeds $1.5 million; however, the probability of prevailing on all or a portion of this claim is unknown at this time.

The Company has resolved indemnification claims relating to expenses incurred in conjunction with Resolution Trust Corporation (RTC) and Office of Thrift Supervision (OTS) suits against former and current officers and directors of the corporation. The full amount of all known officer indemnification claims is included as a liability in the 2001 balance sheet.

The Company is involved in legal action relating to its previous ownership and operation of various resort properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

NOTE 6	—	SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company entered into a stock repurchase agreement with its major stockholder. The Company agreed to purchase up to 3,299,104 shares of common stock for $1 per share and closed on the purchase of 3,285,270 shares of common stock in October 2002. The purchase agreement contained a “most favored nations” clause under which the Company may be required to pay the shareholder an additional per share amount equal to the amount in excess of $1.00 per share that is paid with respect to any material voluntary purchase by the Company of additional stock during the one-year period following the closing. The agreement is contingent upon a third-party fairness opinion on the transaction.

Landmark National, an affiliate of certain corporate directors, has been retained to manage the Company’s accounting, legal, administrative, business, regulatory, and corporate affairs on a month-to-month basis. The monthly fee for these services is $50,000, which may be reviewed and adjusted on a monthly basis.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK LAND COMPANY, INC.

/s/ GERALD G. BARTON

Gerald G. Barton President February 4, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GERALD G. BARTON Gerald G. Barton	Chairman of the Board of Directors President/Chief Executive Officer	February 4, 2003

/s/ JOE V. OLREE Joe V. Olree	Vice President/Chief Financial Officer	February 4, 2003

/s/ WILLIAM W. VAUGHAN William W. Vaughan, III	Vice President/Assistant Secretary Director	February 4, 2003

SECTION 302 CERTIFICATION

I, Gerald G. Barton , certify that:

1.	I have reviewed this annual report on Form 10-KSB of Landmark Land Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003	/s/ GERALD G. BARTON Gerald G. Barton President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Joe V. Olree , certify that:

1.	I have reviewed this annual report on Form 10-KSB of Landmark Land Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003	/s/ JOE V. OLREE Joe V. Olree Vice President and Chief Financial Officer

SECTION 906 CERTIFICATION

     In connection with the annual report of Landmark Land Company, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gerald G. Barton, President and Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 4, 2003	/s/ GERALD G. BARTON Gerald G. Barton President and Chief Executive Officer Landmark Land Company, Inc.

SECTION 906 CERTIFICATION

     In connection with the annual report of Landmark Land Company, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joe V. Olree, Vice President and Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 4, 2003	/s/ JOE V. OLREE Joe V. Olree Vice President and Chief Financial Officer Landmark Land Company, Inc.

LANDMARK LAND COMPANY, INC.

FORM 10-KSB

EXHIBIT INDEX

Exhibit
Number

3.1	Certificate of Incorporation of the Company

3.2	Bylaws of the Company

99.1	Specimen Stock Certificate for the Common Shares of the Company

99.2	$200,000 Note Payable to Gotham

99.3	$2,000,000 Note Payable to Gotham

99.4	Letter Agreement with Gotham re: Loan to Fund Lawsuit and Certain Expenses

99.5	Gotham Stock Purchase Agreement (including Amendment)

99.6	Agreement with DPMG Inc.