Form 10KSB
period 2002-12-31
LANDMARK LAND CO INC/DE
filed 2003-03-28
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number __________

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

None.

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) ☑ Yes ☐ No, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The issuer’s revenues for its most recent full fiscal year were: $137,000.

The aggregate market value of the 2,366,118 shares of voting stock held by non-affiliates of the issuer on December 31, 2002 was $473,224. For the purposes of computing the above market value, the voting stock beneficially held by directors, officers and 10% or more shareholders of the company was considered as held by “affiliates”. The aggregate market value was computed by reference to the average bid and asked prices of the common stock on such date as reported by Pink Sheets from trading information from the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, $0.50 par value as of December 31, 2002 was 4,715,750.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☑

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

     During 2002, the company was not involved in any other material litigation matters, although certain officers and directors of the company were involved in litigation as to which the company has indemnification obligations. This officer and director litigation involves an OTS enforcement action originally filed on October 13, 1991 and a bank directors liability action filed by the Resolution Trust Corporation on October 12, 1994. These actions alleged, among other things, that the current and former directors of OTSB were negligent and breached their fiduciary duties in connection with their service as directors of OTSB. During August of 2002, these suits were settled in their entirety. Pursuant to the company’s indemnification obligations to current and former directors, during 2002 the company reimbursed, or paid on behalf of, its current and former directors, an aggregate amount of $4,342,534 for costs and expenses, including attorneys’ fees, incurred by the current and former directors in connection with these suits.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The following tables set forth the high and low reported sales prices for the common stock of the company as reported for each calendar quarter commencing after December 31, 2000:

	2002		2001

	High	Low	High	Low

First Quarter	$0.80	$0.15	$1.150	$1.078
Second Quarter	0.73	0.15	1.150	1.070
Third Quarter	0.15	0.05	1.100	1.050
Fourth Quarter	0.20	0.05	1.050	0.750

     The company’s common stock was delisted and trading was suspended during October of 1991 by the Midwest Stock Exchange and the American Stock Exchange. Since that date, the common stock of the company has been traded in the non-Nasdaq over-the-counter markets. The high and low bid information was obtained from Pink Sheets from trading information as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of February 27, 2003, there were 703 holders of record of the company’s common stock. These numbers do not include stockholders who hold their shares in “street name” or in “nominee” accounts with banks, brokerage firms and other authorized holding institutions.

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

     Since March 22, 2002, the company has been attempting to identify, quantify and resolve the assets and liabilities of the company in order to determine an appropriate plan for the company’s future. In connection with this evaluation, the company has retained the services of DPMG, Inc., d.b.a. Landmark National, a golf-oriented real estate development and management concern (“Landmark National”) to manage the company’s affairs and to prepare a plan for future operation. Landmark National is an affiliate of Gerald G. Barton, William W. Vaughan and Joe V. Olree, officers and/or directors of the company, and employs a number of former employees of the company. While the plan of operation for the company has not been completed, the company is currently considering a merger, consolidation or purchase of Landmark National and/or the assets thereof. The terms and conditions of any such merger, consolidation or purchase are undetermined at this time, however, the company has retained outside counsel and an investment banking concern to assist in the analysis of such a transaction.

     Critical Accounting Policies

     The company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The company’s significant accounting policies are summarized in Note 1 of the Notes to Financial Statements at December 31, 2002 appearing elsewhere in this report. The company considers these accounting policies to be critical accounting policies. The judgments and assumptions used by the company in the execution of its accounting policies are based on factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and from estimates which could have an impact on the carrying values of assets and liabilities and on results of operations.

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

Item 7.   Financial Statements

     The following financial statements of Landmark Land Company, Inc. are included in this report on Form 10-KSB immediately following Part IV, Item 14 and immediately preceding the Signatures pages of this report:

1.	Independent Auditors’ Report

2.	Balance Sheets as of December 31, 2002 and 2001.

3.	Statements of Operations for Years Ended December 31, 2002 and 2001.

4.	Statements of Stockholders’ Equity for Years Ended December 31, 2002 and 2001.

5.	Statements of Cash Flows for the Years Ended December 31, 2002 and 2001.

6.	Notes to Financial Statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     There have been no disagreements with Moss Adams, LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

PART III

Item 9.	Directors, Executive Officers and Promoters and Controlling Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below is certain information concerning each director and executive officer of the company.

Name	Age	Position

Gerald G. Barton	72	Chairman of the Board of Directors, President and Chief Executive Officer

Bernard G. Ille	76	Director

Robert White	73	Director

William W. Vaughan, III	50	Vice President, Director, General Counsel and Assistant Secretary

Joe V. Olree	64	Vice President and Chief Financial Officer

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

Mr. White was appointed by the Board of Directors as a Director in February, 2003. Mr. White was formerly chairman and president of Cardinal Paper Company, a wholesale paper distributor in Oklahoma City, Oklahoma and is currently Chairman Emeritus and a Director of Lincoln National Bank, Oklahoma City, Oklahoma.

Mr. Vaughan became Vice President and General Counsel in June 1982 and a Director of the company in December 1987. Mr. Vaughan is vice president and general counsel of DPMG, Inc.

Mr. Olree became a Vice President in September 1982. Mr. Olree is Chief Financial Officer of DPMG, Inc.

     There were no late filings of any required Forms 3 and Forms 4 by the officers or directors of the company with the Securities and Exchange Commission for fiscal year 2002.

     The company currently has no audit committee, however, once the company establishes active operations an audit committee will be established and the company intends that a member thereof will be a financial expert.

Item 10.   Executive Compensation

Compensation of Officers. For fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000, two directors or officers received remuneration individually in excess of $100,000 in his or her respective capacity.

		Annual Compensation

				Other Annual	All Other
Name and		Salary	Bonus	Compensation	Compensation
Principal Position	Year	($)	($)	($)	($)

Gerald G. Barton	2002	0	0	0	0
Chairman of Board,	2001	0	0	0	530,000
President and CEO (a)	2000	0	0	0	0

Joe V. Olree	2002	0	0	0	0
Vice President and	2001	0	0	0	0
CFO	2000	0	0	0	0

Lowery Bea Roselle	2002	0	0	0	0
Vice President and	2001	0	0	0	120,000
Secretary (b)	2000	0	0	0	0

William W. Vaughan, III	2002	0	0	0	0
Vice President, General	2001	0	0	0	0
Counsel and	2000	0	0	0	0
Assistant Secretary

Bernard G. Ille	2002	0	0	0	0
Director	2001	0	0	0	0
	2000	0	0	0	0

(a)	During 2002, Gerald G. Barton was awarded compensation in the amount of $530,000 for services rendered to the company for the period 1992 through 2001. This amount was expensed as compensation during 2001.

(b)	During 2002, Lowery Bea Roselle was awarded compensation in the amount of $120,000 for services rendered to the company for the period from October 1992 through 2001. This amount was expensed as compensation during 2001.

Compensation of Directors. No compensation was paid to the directors of the company for services provided during fiscal years 2000 and 2001. On August 1, 2002, the company adopted a policy of compensating outside directors the sum of $3,000 per calendar quarter. As of December 31, 2002, Mr. Ille was owed $5,000 in accrued director’s fees. These fees were paid to Mr. Ille in January of 2003.

Employment Contracts. There are no employment contracts between the company and any director or officer.

Stock Options. No stock options or stock appreciation rights were awarded to any director or officer during the fiscal years 2000, 2001 or 2002.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of December 31, 2002 held by any persons known to the company to be a beneficial owner of more than 5% of the company’s common stock, and by each of the company’s directors and officers individually and all of the company’s directors and officers as a group. The percentages were calculated based upon the 4,715,750 shares of common stock of the company outstanding on December 31, 2002.

	Amount and
Name and Address of	Nature of Beneficial
Beneficial Owner	Ownership	Percent of Class

Gerald G. Barton	2,349,032	49.81%

Bernard G. Ille	0	0

Robert White	0	0

William W. Vaughan, III	400	Less than 1%

Joe V. Olree	200	Less than 1%

All Directors and Executive	2,349,632	49.83%
Officers, as a group (3 persons)

There are no arrangements in place involving the company, any of its executive management or any third parties known to the company that would result in a change in control of the company.

Item 12.	Certain Relationships and Related Transactions

         Transactions with Management and Control Persons

        During the fiscal years ending December 31, 2002, 2001 and 2000, there were no transactions with directors or executive officers in which the company was, or is to be, a party, except as follows:

1.	On July 8, 1998, Gotham Partners, L.P. and affiliates (collectively, “Gotham”) agreed to lend the company up to $200,000 for the purposes of retaining a transfer agent for the stock of the company and for bringing the company into compliance with applicable laws. Prior to the repayment of this loan in 2002 as described below, this loan accrued interest at the rate of 18% per annum and was due and payable upon final resolution of the lawsuit entitled Landmark Land Company, Inc. v. United States described in this report under “Part I, Item 3. Legal Proceedings”, but not later than July 8, 2003.

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

As of January 1, 2002, amounts due to Gotham under the above-referenced loans (including interest) equaled $4,176,153. Both loans were repaid in full on March 25, 2002. No portion of the July 31, 1998 loan was converted into shares of common stock of the company prior to its repayment.

2.	As of January 1, 2002, the company had outstanding agreements with certain current and former directors relating to indemnification of said directors for costs, expenses and losses incurred in connection with actions, suits or other proceedings made or brought as a result of the fact that the individual is or was a director of the company or its subsidiaries. A number of suits and proceedings were initiated against the company and current and former directors arising out of seizure of the company’s former subsidiary, OTSB. As of January 1, 2002, an OTS administrative action and an FDIC (formerly RTC) action against directors Vaughan and Barton remained pending. During 2002, the remaining suits against the directors of the company were settled. During 2002, the company paid an aggregate of $4,342,534 to, or for the benefit of, current and former directors and officers of the company for costs, expenses and losses arising from these suits.

3.	On March 29, 2002, the company entered into a month-to-month management agreement with Landmark National under which Landmark National would identify and quantify the company’s assets and liabilities, manage the day-to-day affairs of the company and prepare a plan for the company’s future business activities. Mr. Barton, Mr. Vaughan and Mr. Olree are owners, directors and officers of Landmark National. Under this Agreement, Landmark National also agreed to provide the company with office space and support services in the form of administrative, accounting, tax and legal assistance. The fee for such services is $50,000 per month, plus out-of-pocket travel and other expenses. As of February 28, 2003, total fees paid under this contract to Landmark National were $600,000, of which $500,000 was expensed in 2002.

4.	On July 30, 2002, the company entered into an agreement (as amended on September 9, 2002) with Gotham to repurchase approximately 3,299,104 common shares of the company’s stock from Gotham for the price of $1.00 per share subject to receipt by the company of an acceptable fairness opinion and the resolution by the company of all outstanding indemnification claims from current and former directors. In addition, the company agreed to pay Gotham certain additional amounts in the event (i) the company repurchased shares of its common stock from third parties within a one-year period following the closing of the Gotham purchase, and (ii) the company paid more than $1.00 per share for such repurchase. The repurchase of 3,285,270 shares from Gotham closed during the fourth quarter of 2002.

5.	As of January 1, 2002, the company had a receivable from Gerald G. Barton in the amount of $50,000, which was repaid during the third quarter of 2002. As of March 31, 2002, the Company had accrued payment obligations to Mr. Barton for indemnity claims in the aggregate amount of $618,579. The company’s obligation to Mr. Barton was repaid in December, 2002.

PART IV

Item 13.	Exhibits and Reports on Form 8-K

	(a)	Exhibits.

None.

	(b)	Reports on Form 8-K.

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

DECEMBER 31, 2002 and 2001

[Letter head logo]
MOSS-ADAMS LLP MRI

CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors
Landmark Land Company, Inc.

We have audited the accompanying balance sheets of Landmark Land Company, Inc., as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Land Company, Inc., as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Santa Rosa, California
March 17, 2003

A member of
Moores Rowland International
an association of Independent
accounting firms throughout
the world

LANDMARK LAND COMPANY, INC.
BALANCE SHEETS
December 31, 2002 and 2001

ASSETS
	2002	2001

CURRENT ASSETS
Cash	$4,355,600	$7,200
Receivable	25,900	—
Lawsuit proceeds receivable	—	21,458,600

Total current assets	4,381,500	21,465,800
RECEIVABLE FROM STOCKHOLDER	—	50,000
PREACQUISITION COSTS	14,900	—

Total assets	$4,396,400	$21,515,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$31,600	$2,059,100
Accrued expenses	548,900	661,400
Related party payable	14,900	—
Officer indemnification claims payable	—	3,434,900
Contingent legal fees payable	—	2,711,700
Notes payable — stockholder	—	2,567,200
Accrued interest payable	—	1,609,000

Total current liabilities	595,400	13,043,300
STOCKHOLDERS’ EQUITY
Common stock — $.50 par value; 20,000,000 shares authorized; 8,804,468 issued; 4,715,750 and 8,001,020 shares outstanding	4,251,400	4,251,400
Additional paid-in capital	27,281,000	27,281,000
Accumulated deficit	(24,195,300)	(22,809,000)
Treasury stock — at cost; 4,088,718 and 803,448 shares	(3,536,100)	(250,900)

Total stockholders’ equity	3,801,000	8,472,500

Total liabilities and stockholders’ equity	$4,396,400	$21,515,800

See accompanying notes.

LANDMARK LAND COMPANY, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

	2002	2001

INCOME
Interest	$137,000	$100
Proceeds from litigation	—	21,458,600

Total income	137,000	21,458,700

EXPENSES
Professional fees	824,100	157,600
Management fees	500,000	—
Interest	173,500	642,000
Other	25,700	13,000
Compensation	—	650,000
Contingent legal fees	—	2,711,700
Officer indemnification	—	3,434,900

Total expenses	1,523,300	7,609,200

NET INCOME (LOSS)	$(1,386,300)	$13,849,500

EARNINGS PER COMMON SHARE	$(0.19)	$1.73

EARNINGS PER COMMON SHARE, ASSUMING DILUTION	$(0.19)	$1.66

See accompanying notes.

LANDMARK LAND COMPANY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002 and 2001

	COMMON STOCK		TREASURY STOCK		ADDITIONAL
					PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2000	8,804,468	$4,251,400	803,448	$(250,900)	$27,281,000	$(36,658,500)	$(5,377,000)
Net income	—	—	—	—	—	13,849,500	13,849,500

Balance, December 31, 2001	8,804,468	4,251,400	803,448	(250,900)	27,281,000	(22,809,000)	8,472,500
Treasury stock purchase	—	—	3,285,270	(3,285,200)	—	—	(3,285,200)
Net loss	—	—	—	—	—	(1,386,300)	(1,386,300)

Balance, December 31, 2002	8,804,468	$4,251,400	4,088,718	$(3,536,100)	$27,281,000	$(24,195,300)	$3,801,000

See accompanying notes.

LANDMARK LAND COMPANY, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,386,300)	$13,849,500
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in operating assets and liabilities:
Lawsuit proceeds receivable	21,458,600	(21,458,600)
Receivable	(25,900)	—
Receivable from stockholder	50,000	—
Accounts payable and accrued expenses	(2,140,000)	797,800
Officer indemnification payable	(3,434,900)	3,434,900
Contingent legal fees payable	(2,711,700)	2,711,700
Accrued interest payable	(1,609,000)	635,500

Net cash from operating activities	10,200,800	(29,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(3,285,200)	—
Repayment of note payable — stockholder	(2,567,200)	—
Proceeds from note payable — stockholder	—	18,200

Net cash from financing activities	(5,852,400)	18,200

NET CHANGE IN CASH	4,348,400	(11,000)
Cash, beginning of year	7,200	18,200

Cash, end of year	$4,355,600	$7,200

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$1,782,500	$—
Noncash investing activity consists of preacquisition costs relating to a development opportunity incurred by a related party on behalf of the Company	$14,900	$—

See accompanying notes.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Landmark Land Company, Inc., is a Delaware corporation that, prior to October 1991, was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning a savings bank based in Louisiana, a mortgage banking company, a life insurance company, and other financial services companies. Substantially all of the Company’s operations were owned, and its businesses conducted, by subsidiaries of Oak Tree Savings Bank (OTSB), Landmark’s subsidiary, headquartered in New Orleans, Louisiana.

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

The Company had no operating income for the years ended December 31, 2002 or 2001.

As of December 31, 2002, the Company owned all of the outstanding stock in two non-operational subsidiaries: Oak Tree Savings Bank, S.S.B., and Unique Golf Concepts, Inc. The companies had no assets or liabilities at December 31, 2002 and 2001.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended December 31,

	2002	2001

Basic:
Net income (loss)	$(1,386,300)	$13,849,500

Weighted average common shares outstanding	7,195,954	8,001,020

Earnings per common share	$(0.19)	$1.73

Assuming dilution:
Weighted average common shares outstanding	7,195,954	8,001,020
Convertible debt	—	364,185

Weighted average common shares outstanding	7,195,954	8,365,205

Diluted earnings per common share	$(0.19)	$1.66

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

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, receivables, and payables approximates cost due to the short period of time to maturity.

New accounting pronouncements - The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncements:

SFAS No.145. Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No.148, Accounting for Stock-Based Compensation. This Statement addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement permits two additional transition methods that avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material effect on the Company’s consolidated financial statements.

Financial Accounting Standards Board Interpretation (FASBI) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the Interpretation’s accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company’s consolidated financial statements.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — NOTES PAYABLE — STOCKHOLDER

The Company had two notes payable to a stockholder that accrued interest at 18% and were due in July 2002. The notes and accrued interest were paid upon resolution of the Company’s lawsuit with the United States.

NOTE 3 — INCOME TAXES

Management continually assesses the Company’s ability to utilize its deferred tax assets. At December 31, 2002 and 2001, management placed a valuation allowance on deferred tax assets because the current status of the Company and its operations results in sufficient uncertainty regarding their ultimate utilization.

Significant components of deferred income tax assets and liabilities are as follows:

	2002	2001

Deferred income tax assets
Federal tax loss carryforward	$53,756,500	$218,300
State tax loss carryforward	7,374,100	25,700
Basis difference on investment	—	62,781,700
Accrued expenses	—	4,737,100

	61,130,600	67,762,800
Less valuation allowance	61,130,600	59,608,500

Net deferred income tax assets	—	8,154,300
Deferred income tax liabilities Litigation proceeds receivable	—	8,154,300

Net deferred income taxes	$—	$—

Temporary differences relate primarily to net operating loss carryforwards and unpaid legal fees that will be future deductions for federal and state tax purposes.

Net operating losses expire as follows:

Net Operating Loss

Federal	Date of expiration	State	Date of expiration

$385,200	2005	$385,200	2005
52,200	2007	52,200	2007
57,200	2008	57,200	2008
54,000	2009	54,000	2009
40,800	2010	40,800	2010
7,200	2019	7,200	2014
13,200	2020	13,200	2015
32,400	2021	32,400	2021
157,465,100	2022	157,465,100	2022

$158,107,300		$158,107,300

The Tax Reform Act of 1986 imposes certain restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code. Net operating losses available for future use may be limited as a result of prior or future ownership changes.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 — PROCEEDS FROM LITIGATION

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

The Company was a plaintiff in the lawsuit Landmark Land Company, Inc., vs. United States, U.S. Court of Federal Claims Cause No. 95-502C. In the suit, Landmark made a series of Winstar-related claims arising from the passage of the Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA). Landmark was awarded approximately $21.5 million in this action. This judgment was appealed to and upheld by the Court of Appeals of the Federal Circuit during 2001. The period for appeal to the United States Supreme Court expired during 2002, without further appeals. The Company received the $21.5 million judgment in 2002.

The Company has resolved indemnification claims relating to expenses incurred in conjunction with Resolution Trust Corporation (RTC) and Office of Thrift Supervision (OTS) suits against former and current officers and directors of the corporation. The full amount of all known officer indemnification claims was paid during 2002.

NOTE 5 — CONTINGENCIES

The Company is involved in a legal action against the United States under the Equal Access to Justice Act relating to certain fees and expenses incurred by the Company in the aforementioned Court of Claims action. The Company’s claim against the United States in this action exceeds $1.5 million; however, the probability of prevailing on all or a portion of this claim is unknown at this time.

The Company is involved in a legal action relating to its previous ownership and operation of various resort properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse impact on the financial position, results of operations, or cash flows of the Company.

NOTE 6 — TREASURY STOCK

The Company entered into a stock repurchase agreement with a major stockholder in which the Company agreed to purchase up to 3,299,104 shares of common stock for $1 per share and closed on the purchase of 3,285,270 shares of common stock in October 2002. The agreement contained a clause under which the Company may be required to pay the stockholder an additional per share amount equal to the amount in excess of $1 per share that is paid with respect to any material voluntary purchase by the Company of additional stock during the one-year period following the closing.

NOTE 7 — RELATED-PARTY TRANSACTIONS

DPMG, Inc. (d.b.a. Landmark National), an affiliate of certain corporate directors, manages the Company’s accounting, legal, administrative, business, regulatory, and corporate affairs on a month-to-month basis. The monthly fee for these services is $50,000, which may be reviewed and adjusted on a monthly basis. Fees paid under this agreement totaled $500,000 for the year ended December 31, 2002.

LANDMARK LAND COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

DPMG, Inc., incurred certain preacquisition costs totaling $14,900 relating to a development opportunity for the Company in Spain. The Company agreed to reimburse DPMG, Inc., for these costs, which is reflected as a related-party payable at December 31, 2002.

NOTE 8 — SUBSEQUENT EVENTS

In January 2003, the Company transferred the stock of its wholly-owned, inactive, subsidiary, Unique Golf Concepts, Inc., to an unrelated third party. The transaction resulted in no gain or loss to the Company.

In February 2003, the Company formed a new Delaware corporation, Landmark of Spain, Inc., to pursue new business opportunities in Spain.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK LAND COMPANY, INC.

/s/ GERALD G. BARTON Gerald G. Barton President March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GERALD G. BARTON Gerald G. Barton	Chairman of the Board of Directors President/Chief Executive Officer	March 28, 2003

/s/ JOE V. OLREE Joe V. Olree	Vice President/Chief Financial Officer	March 28, 2003

/s/ WILLIAM W. VAUGHAN William W. Vaughan, III	Vice President/Assistant Secretary Director	March 28, 2003

/s/ BERNARD G. ILLE Bernard G. Ille	Director	March 28, 2003

SECTION 302 CERTIFICATION

I, Gerald G. Barton , certify that:

1.	I have reviewed this annual report on Form 10-KSB of Landmark Land Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ GERALD G. BARTON Gerald G. Barton President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Joe V. Olree , certify that:

5.	I have reviewed this annual report on Form 10-KSB of Landmark Land Company, Inc.;

6.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

7.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

8.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JOE V. OLREE Joe V. Olree Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.

FORM 10-KSB

EXHIBIT INDEX

Exhibit
Number

99.1	Section 906 Certification of Gerald G. Barton.
99.2	Section 906 Certification of Joe V. Olree.