Form 10QSB
period 2003-03-31
LANDMARK LAND CO INC/DE
filed 2003-05-15
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ____________________________________ to ______________________________

Commission file number: _________________________________________

Landmark Land Company, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0024129

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2817 Crain Highway, Upper Marlboro, Maryland 20774

(Address of principal executive offices)

(301) 574-3330
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes [X ] No [   ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,715,750 shares of common stock, $0.50 par value per share as of March 31, 2003.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2003

			Page
PART I	FINANCIAL INFORMATION		Number

	Item 1.	Consolidated Financial Statements:

		Condensed Consolidated Balance Sheet as of March 31, 2003	3

		Condensed Consolidated Statements of Operations for the
		three months ended March 31, 2003 and 2002	4

		Condensed Consolidated Statements of Cash Flows for the
		three months ended March 31, 2003 and 2002	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Plan of Operation	7

	Item 3.	Controls and Procedures	7

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	8

	Item 2.	Changes in Securities	8

	Item 3.	Defaults Upon Senior Securities	8

	Item 4.	Submission of Matters to Vote of Security Holders	8

	Item 5.	Other Information	8

	Item 6.	Exhibits and Reports on Form 8-K	9

	Signatures		10
	Section 302 Certifications		11
	Exhibit Index
	First Amendment to Business Operations Agreement
	Section 906 Certifications

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

PART I – FINANCIAL INFORMATION .

Item 1. Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet

March 31, 2003
ASSETS:	(unaudited)

Current assets:
Cash	$4,039,383
Investment in unconsolidated affiliate	20,349
Related party accounts receivable	463
Other current assets	5,000

Total assets	$4,065,195

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$8,357
Payable to unconsolidated affiliates	24,316
Accrued expenses	532,520

Total liabilities	565,193

Stockholders’ equity:
Common stock, $0.50 par value per share, 20,000,000 shares authorized, 8,804,468 shares issued, 4,715,750 shares outstanding	4,402,234
Additional paid in capital	27,130,253
Accumulated deficit	(24,496,353)
Treasury stock — at cost; 4,088,718 shares	(3,536,132)

Total stockholders’ equity	3,500,002

Total liabilities and stockholders’ equity	$4,065,195

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

Expenses:
General and administrative	$167,449	$59,500
Professional fees	73,154	—
Interest expense	—	173,500

Total expenses	240,603	233,000

Loss from operations	(240,603)	(233,000)

Other income (loss):
Equity in loss of unconsolidated affiliate	(75,638)	—
Interest income	15,272	—

Total	(60,366)

Loss before provision for income taxes	(300,969)	(233,000)

Provision for income taxes	—	—

Net income (loss)	$(300,969)	$(233,000)

Basic earnings (loss) per share (1)	$(.06)	$(.03)

Basic weighted average shares outstanding	4,715,750	8,001,020

Diluted loss per share * (1)	$(.06)	$(.03)

Diluted weighted average shares outstanding	4,715,750	8,001,020

(1)	The $(233,000) loss for the three months ended March 31, 2002 was incorrectly reported as a loss of $(.29) per share in the March 31, 2002 Form 10-QSB filed on February 4, 2003.

•	A diluted earnings per share number will not differ from earnings per share if a loss exists because the inclusion of common stock equivalents in the computation is antidilutive.

The accompanying notes are an integral part of these financial statements

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2003	2002

Operating activities
Net loss	$(300,969)	$(233,000)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity in loss of unconsolidated affiliate	75,638	—
Changes in assets and liabilities:
Accounts receivable	(463)	—
Prepaid expenses	35,749	—
Lawsuit proceeds receivable	—	21,458,600
Interest payable	—	(1,609,000)
Contingent legal fees payable	—	(2,711,700)
Accounts payable and accrued expenses	(30,205)	(1,269,300)

Cash provided by (used in) operating activities	(220,250)	15,635,600

Investing activities
Investment in unconsolidated affiliate	(95,987)	—

Financing activities
Payments on notes payable	—	(2,567,200)

Net increase (decrease) in cash	(316,237)	13,068,400
Cash and cash equivalents at beginning of period	4,355,620	7,200

Cash and cash equivalents at end of period	$4,039,383	$13,075,600

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     The accompanying financial statements include the assets, liabilities, revenues and expenses of the company and its wholly-owned subsidiary, Landmark of Spain, Inc. (a Delaware corporation). All significant intercompany accounts and transactions have been eliminated in consolidation. Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L., as discussed in Part II, Item 5 of this Form 10-QSB. Landmark of Spain, Inc. accounts for its investment on the equity basis.

     Start-up costs for new companies and new businesses are generally expensed as incurred, except for those assets directly related to the acquisition and development of specific long-lived assets, such as real estate development properties, consistent with the provisions of the AICPA’s Statement of Position 98-5.

2. Earnings Per Share

     The computations of basic earnings (loss) per share and diluted earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

3. Reclassification

      Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation, including a change in the common stock and additional paid-in capital accounts. These changes had no effect on net income.

Item 2. Plan of Operation

     During 1991, the OTS seized substantially all of the company’s assets and transferred them to a newly chartered federal thrift institution in which the company and its shareholders had no interest. Subsequent to this seizure, the company had little operational activity and extremely limited capital resources and liquidity. Between 1991 and March 2002, the company was essentially dormant, except for the pursuit of the lawsuit captioned Landmark Land Company, Inc. v. United States described in the company’s Form 10-KSB for the period ended December 31, 2002.

     During 2000, the company was awarded a judgment against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. The appeal period expired during the first quarter of 2002 without an appeal being filed and on March 22, 2002, the company received the full amount of the judgment.

     Since March 22, 2002, the company has been attempting to identify, quantify and resolve the assets and liabilities of the company in order to determine an appropriate plan for the company’s future. In connection with this evaluation, the company has retained the services of DPMG, Inc., d.b.a. Landmark National, a golf-oriented real estate development and management concern (“Landmark National”) to manage the company’s affairs and to prepare a plan for future operation. Landmark National is an affiliate of Gerald G. Barton, William W. Vaughan and Joe V. Olree, officers and/or directors of the company, and employs a number of former employees of the company. While the plan of operation for the company has not been completed, the company has entered into an agreement for the pursuit of development opportunities in Spain (see Part II, Item 5 below) and the company is currently considering a merger, consolidation or purchase of Landmark National and/or the assets thereof. The terms and conditions of any such merger, consolidation or purchase are undetermined at this time, however, the company has retained outside counsel and an investment banking concern to assist in the analysis of such a transaction.

Item 3. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

     Through December 31, 2001, the company had no active operations and no employees; consequently, the need for controls was limited. Subsequent to the company’s receipt of the judgment proceeds in the first quarter of 2002, the company retained Landmark National to perform certain services as discussed in Item 2. above. As part of these services, Landmark National has implemented additional controls as needed. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”) and its internal controls and procedures for financial reporting (“Internal Controls”) within 90 days of the filing date of this report, including the controls’ implementation by the company and the effect of the controls on the information generated for use in this report. Rules adopted by the Securities and Exchange Commission require that, in this section of this report, the company presents the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the company’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     See the annual report on Form 10-KSB for the period ended December 31, 2002 for a discussion of pending legal proceedings.

Items 2 through 4 of this report on Form 10-QSB are not applicable.

Item 5. Other Information.

     Effective April 1, 2003, the company amended the Business Operations Agreement with DPMG, Inc. (d.b.a. Landmark National). The Business Operations Agreement, which is attached as an Exhibit to the company’s Form 10-KSB for the period ending December 31, 2001, sets forth the terms and conditions under which Landmark National performs administrative and management services for the company. The amendments are summarized as follows:

     (i)  The monthly fee was raised from $50,000 to $75,000,

     (ii)  The termination notice provisions were effectively increased from 30 days to 90 days, and

     (iii)  The company is now required to deposit with Landmark National a sum equal to three times the monthly fee, which sum would be held by Landmark National as security and applied by Landmark National to the last three months of fees due under the agreement.

These amendments, which were approved by the independent directors of the company, were a direct result of the significant increase in time and money expended by Landmark National on behalf of the company pursuant to the agreement. The bulk of this activity involved the pursuit of golf development projects in Spain, Portugal and other resort areas in the Caribbean and Europe. A copy of the First Amendment to Business Operations Agreement is attached hereto as Exhibit 10. Fees paid under this agreement totaled $150,000 for the quarter ended March 31, 2003.

     In February, 2003, the company formed a new Delaware corporation, Landmark of Spain, Inc. In March, 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, S.L., to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. has committed to fund 50% of the business pursuit and operation costs of this new Spanish entity for a period of two years. In March, 2003, Landmark Developments of Spain, S.L. entered into a twelve-month agreement with Landmark National to perform certain planning and development services for identified and potential projects in Spain and Portugal.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 10.	First Amendment to Business Operations Agreement

	Exhibit 99.1	Section 906 Certification

	Exhibit 99.2	Section 906 Certification

        (b)        Reports on Form 8-K. During May, 2003, the company filed a Form 8-K with reference to a change in the company’s certifying accountant. The report stated that Moss Adams LLP had been replaced by Aronson & Company as the principal accountant to audit the company’s financial statements.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company

     The following pages include the Signatures page for this report and separate Certifications of the Chief Executive Officer and the Chief Financial Officer of the company.

     The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 3 of Part I of this report (including the Section 302 Certifications) presents the conclusions of the Chief Executive Officer and the Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company’s Board of Directors (the company currently has no Audit Committee) and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

     The second form of Certification is required by Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003	LANDMARK LAND COMPANY, INC. (Registrant)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ GERALD G. BARTON Gerald G. Barton President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Joe V. Olree , certify that:

5.	I have reviewed this quarterly report on Form 10-QSB of Landmark Land Company, Inc.;

6.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ JOE V. OLREE Joe V. Olree Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.

FORM 10-QSB

EXHIBIT INDEX

Exhibit
Number

10	First Amendment to Business Operations Agreement

99.1	Section 906 Certification of Gerald G. Barton.

99.2	Section 906 Certification of Joe V. Olree.