Form 10QSB
period 2003-06-30
LANDMARK LAND CO INC/DE
filed 2003-08-14
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

      (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from_________________to_________________

Commission file number :_______________________

Landmark Land Company, Inc.

(Exact name of small business as specified in its charter)

Delaware	77-0024129
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2817 Crain Highway, Upper Marlboro, Maryland 20774

(Address of principal executive offices)

(301) 574-3330
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes ☑ No ☐ ], and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,715,750 shares of common stock, $0.50 par value per share as of August 1, 2003.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2003

			Page
			Number

PART I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements:

		Condensed Consolidated Balance Sheet as of June 30, 2003	3

		Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002, respectively	4

		Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months and six months ended June 30, 2003 and 2002, respectively	5

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, respectively	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Plan of Operation	8

	Item 3.	Controls and Procedures	8

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	9

	Item 2.	Changes in Securities	9

	Item 3.	Defaults Upon Senior Securities	9

	Item 4.	Submission of Matters to Vote of Security Holders	9

	Item 5.	Other Information	9

	Item 6.	Exhibits and Reports on Form 8-K	10

	Signatures		11

	Exhibit Index

	Section 302 Certifications

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

PART I – FINANCIAL INFORMATION .

Item 1. Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

ASSETS:	June 30, 2003

Current assets:
Cash	$4,145,767
Investment in unconsolidated affiliate	102,087
Prepaid management fees	225,000
Other current assets	5,000

Total assets	$4,477,854

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,868
Payable to unconsolidated affiliates	197
Accrued expenses	53,252

Total liabilities	55,317

Stockholders’ equity:
Common stock, $0.50 par value per share, 20,000,000 shares authorized, 8,804,468 shares issued, 4,715,750 shares outstanding	4,402,234
Additional paid in capital	27,130,253
Accumulated deficit	(23,564,410)
Accumulated comprehensive loss	(9,408)
Treasury stock — at cost; 4,088,718 shares	(3,536,132)

Total stockholders’ equity	4,422,537

Total liabilities and stockholders’ equity	$4,477,854

The accompanying notes are an integral part of these financial statements

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Expenses:
General and administrative	$200,042	$195,100	$367,491	$254,600
Professional fees	238,045	458,800	311,199	458,800

Total expenses	438,087	653,900	678,690	713,400

Loss from operations	(438,087)	(653,900)	(678,690)	(713,400)

Other income (expense):
Equity in loss of unconsolidated affiliate	(76,062)	—	(151,700)	—
Proceeds from litigation	953,670	—	953,670	—
Interest income	13,153	50,800	28,425	50,800
Interest expense	—	—	—	(173,500)
Settlement of previously recorded liability	479,268	—	479,268	—

Total other income (expense)	1,370,029	50,800	1,309,663	(122,700)

Income (loss) before provision for income taxes	931,942	(603,100)	630,973	(836,100)
Provision for income taxes	—	—	—	—

Net income (loss)	$931,942	$(603,100)	$630,973	$(836,100)

Basic earnings or (loss) per share (1)	$.20	$(.08)	$.13	$(.10)

Basic weighted average shares outstanding	4,715,750	8,001,020	4,715,750	8,001,020

Diluted earnings (loss) per share * (1)	$.20	$(.08)	$.13	$(.10)

Diluted weighted average shares outstanding	4,715,750	8,001,020	4,715,750	8,363,328

•	A diluted earnings per share number will not differ from basic earnings per share if a loss exists because the inclusion of common stock equivalents in the computation is antidilutive.

(1)	Earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2002 were incorrectly reported as $(.75) and $(1.05) respectively in the Form 10QSB filed February 7, 2003.

The accompanying notes are an integral part of these financial statements

Landmark Land Company, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net income (loss)	$931,942	$(603,100)	$630,973	$(836,100)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,408)	—	(9,408)	—

Comprehensive income (loss)	$922,534	$(603,100)	$621,565	$(836,100)

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2003	2002

Operating activities
Net income (loss)	$630,973	$(836,100)
Equity in loss of unconsolidated affiliate	151,700	—
Settlement of previously recorded liability	(479,268)	—
Changes in assets and liabilities:
Lawsuit proceeds receivable	—	21,458,600
Interest payable	—	(1,609,000)
Contingent legal fees payable	—	(2,711,700)
Accounts payable	(44,435)	(1,597,000)
Accrued expenses	(16,378)	—
Other assets	(189,250)	—

Cash provided by operating activities	53,342	14,704,800

Investing activities
Investment in unconsolidated affiliate	(263,195)	—

Cash provided (used) by investing activities	(263,195)	—

Financing activities
Payments on notes payable	—	(2,567,200)

Cash provided (used) by financing activities	—	(2,567,200)

Net increase (decrease) in cash	(209,853)	12,137,600
Cash at beginning of period	4,355,620	7,200

Cash at end of period	$4,145,767	$12,144,800

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     The accompanying financial statements include the assets, liabilities, revenues and expenses of the company and its wholly-owned subsidiary, Landmark of Spain, Inc. (a Delaware corporation). All significant intercompany accounts and transactions have been eliminated in consolidation. Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L., as discussed in Form 10-QSB filed May 15, 2003. Landmark of Spain, Inc. accounts for its investment on the equity basis.

     Start-up costs for new companies and new businesses are generally expensed as incurred, except for those costs directly related to the acquisition and development of specific long-lived assets, such as real estate development properties, consistent with the provisions of the AICPA’s Statement of Position 98-5.

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

4. Income Taxes

     No provision for income taxes is included in the Statements of Operations since current period taxable income will be offset by net operating losses carried over from prior periods.

Item 2. Plan of Operation

     During 1991, the Office of Thrift Supervision seized substantially all of the company’s assets and transferred them to a newly chartered federal thrift institution in which the company and its shareholders had no interest. Subsequent to this seizure, the company had little operational activity and extremely limited capital resources and liquidity. Between 1991 and March 2002, the company was essentially dormant, except for the pursuit of the lawsuit captioned Landmark Land Company, Inc. v. United States described in the company’s Form 10-KSB for the period ended December 31, 2002.

     During 2000, the company was awarded a judgment against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. The appeal period expired during the first quarter of 2002 without an appeal being filed and on March 22, 2002, the company received the full amount of the judgment.

     Since March 22, 2002, the company has been attempting to identify, quantify and resolve the assets and liabilities of the company in order to determine an appropriate plan for the company’s future (see Part II, Item 5 below). In connection with this evaluation, the company has retained the services of DPMG, Inc., d.b.a. Landmark National, a golf-oriented real estate development and management concern (“Landmark National”) to manage the company’s affairs and to prepare a plan for future operation. Landmark National is an affiliate of Gerald G. Barton, William W. Vaughan and Joe V. Olree, officers and/or directors of the company, and employs a number of former employees of the company. Fees paid under this agreement totaled $337,500 and $200,000 in the six months ended June 30, 2003 and 2002 respectively. While the plan of operation for the company has not been completed, the company has entered into an agreement for the pursuit of development opportunities in Spain and the company is currently considering a merger, consolidation or purchase of Landmark National and/or the assets thereof. The terms and conditions of any such merger, consolidation or purchase are undetermined at this time, however, the company has retained outside counsel and an investment banking concern to assist in the analysis of such a transaction.

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

Officer Certifications

     Appearing as Exhibits 31.1 and 31.2 to this report there is a form of certification by the company’s Chief Executive Officer and Chief Financial Officer. The form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          In the Form 10-KSB for the period ended December 31, 2002, the company reported that it had filed a claim in the amount of $1,805,524 against the United States under the Equal Access to Justice Act for reimbursement of a portion of the attorneys fees and other costs incurred by the company in a legal action against the United States in the U.S. Court of Federal Claims (Case No. 95-502C). During the second quarter, this Equal Access to Justice Act claim was settled and as a result thereof, the company received $953,670. During the second quarter of 2003, the Company was not involved in any other material litigation.

Items 2 through 4 of this report on Form 10-QSB are not applicable.

Item 5. Other Information

          In July and August, 2003, the company settled two claims regarding legal services provided to the company. Claims totaling $532,520 were settled by payments totaling $53,252. The gain from favorable settlement of these claims was recognized in the second quarter of 2003 in the amount of $479,268.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

            Exhibit 31.1   Section 302 Certification

            Exhibit 31.2   Section 302 Certification

            Exhibit 32.1   Section 906 Certification

            Exhibit 32.2   Section 906 Certification

     (b) Reports on Form 8-K. During June 2003, the company filed a Form 8-K/A with reference to a change in the company’s certifying accountant. The report stated that Moss Adams LLP had resigned as the company’s independent accountant and was replaced by Aronson & Company as the principal accountant to audit the company’s 2003 financial statements.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company

     The following pages include the Signatures page for this report and Exhibits containing the Certifications of the Chief Executive Officer and the Chief Financial Officer of the company.

     The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 3 of Part I of this report (including the Section 302 Certifications) presents the conclusions of the Chief Executive Officer and the Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company’s Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud and related matters (Item 5 of the Section 302 Certification).

     The second form of Certification is required by Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2003		LANDMARK LAND COMPANY, INC
(Registrant)

		By:	/s/ GERALD G. BARTON
Gerald G. Barton
President and Chief Executive Officer

		By:	/s/ JOE V. OLREE
Joe V. Olree
Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.

FORM 10-QSB

EXHIBIT INDEX

Exhibit
Number

31.1      Section 302 Certification of Gerald G. Barton.

31.2      Section 302 Certification of Joe V. Olree

32.1      Section 906 Certification of Gerald G. Barton.

32.2      Section 906 Certification of Joe V. Olree