Form 10QSB
period 2003-09-30
LANDMARK LAND CO INC/DE
filed 2003-11-14
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to _________________

Commission file number :____________________________________

Landmark Land Company, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	77-0024129
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,415,708 shares of common stock, $0.50 par value per share as of October 1, 2003.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2003

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

Landmark Land Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

September 30, 2003

(Unaudited)

Assets
Current assets
Cash	$3,757,747
Accounts receivable	161,126
Receivable from affiliates	582,030
Accounts receivable employees	997
Deferred tax assets	200,000
Other assets	84,078

Total current assets	4,785,978

Operating properties and equipment	26,098

Other assets
Receivable from affiliate-deferred fees	67,305
Investment in unconsolidated affiliate	17,718
Preacquisition costs reimbursable	447,475
Real estate held for sale	1,250,000
Capitalized development costs	41,782
Intangible contract rights, net	4,710,354

Total other assets	6,534,634

Total assets	$11,346,710

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$155,234
Accrued payroll & related expenses	130,739
Accrued interest	456,596
Notes payable, due within one year	600,000
Payable to affiliates, due within one year	354,649

Total current liabilities	1,697,218

Long term liabilities
Notes payable to affiliates	300,000

Total liabilities	1,997,218

Stockholders’ Equity
Capital stock, $.50 par value, 20,000,000 shares authorized, 8,804,468 shares issued, 7,415,708 shares outstanding	4,402,234
Additional paid in capital	30,382,797
Treasury stock, 1,388,760 shares common, at cost	(1,388,760)
Accumulated deficit	(24,036,263)
Accumulated comprehensive loss	(10,516)

Total stockholders’ equity	9,349,492

Total liabilities and stockholders’ equity	$11,346,710

See Accompanying Notes

Landmark Land Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenue:
Consulting and management fees	$206,963		$206,963

Operating expenses
Payroll and related expenses	204,824		204,824
Amortization of intangible contract rights	35,233		35,233
General and administrative	363,316	$414,500	1,042,006	$1,127,900

Total operating expenses	603,373	414,500	1,282,063	1,127,900

Operating income (loss)	(396,410)	(414,500)	(1,075,100)	(1,127,900)

Other income (expense):
Interest income	10,074	52,200	38,499	103,000
Interest expense	(13,634)		(13,634)	(173,500)
Proceeds from litigation settlement	—		953,670
Settlement of previously recorded liability	—		479,268
Equity in loss of unconsolidated affiliate	(83,260)		(234,960)

Total other income or (expense)	(86,820)	52,200	1,222,843	(70,500)

Income (loss) before provision for income taxes	(483,230)	(362,300)	147,743	(1,198,400)
Provision for (recovery of) income taxes			(11,378)

Net Income (loss)	$(483,230)	$(362,300)	$159,121	$(1,198,400)

Basic earnings or (loss) per share (1)	$(0.09)	$(0.05)	$0.03	$(0.15)

Basic weighted average shares outstanding	5,596,171	8,001,020	5,012,449	8,001,020

Diluted earnings (loss) per share * (1)	$(0.09)	$(0.05)	$0.03	$(0.15)

Diluted weighted average shares outstanding	5,596,171	8,001,020	5,012,449	8,001,020

*	A diluted earnings per share number will not differ from basic earnings per share if a loss exists because the inclusion of common stock equivalents in the computation is antidilutive.

(1)	Earnings (loss) per share and diluted (loss) per share for the three and nine months ended September 30, 2002 were incorrectly reported as $(.45) and $(1.50) respectively in the Form 10-QSB filed February 7, 2003.

See Accompanying Notes

Landmark Land Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss)	$(483,230)	$(362,300)	$159,121	$(1,198,400)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,108)		(10,516)

Comprehensive income (loss)	$(484,338)	$(362,300)	$148,605	$(1,198,400)

See Accompanying Notes

Landmark Land Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$159,121	$(1,198,400)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Settlement of previously recorded liability	(479,268)
Equity in loss of unconsolidated subsidiary	234,960	—
Depreciation and amortization	36,153	—
(Increase) decrease in Accounts receivable	1,624	50,000
Receivable from affiliates	(150,332)	—
Lawsuit proceeds receivable	—	21,458,600
Other assets	(37,633)	(50,000)
Increase (decrease) in Accounts payable and accrued expenses	(192)	(1,523,100)
Accrued interest	8,231	(1,609,000)
Indemnification claims payable	—	(2,816,300)
Contingent legal fees payable	—	(2,711,700)
Other liabilities and deferred credits	(225,000)	(650,000)

Net cash provided (used) in operating activities	(452,336)	10,950,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Operating properties and equipment	(640)	—
Investment in unconsolidated affiliate	(263,194)	—
Preacquisition costs capitalized or reimbursable	14,896	—

Net cash provided (used) in investing activities	(248,938)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	—	(2,567,200)
Loans from affiliates	(14,896)	—
KES cash acquired for treasury stock issued	118,297	—

Net cash provided (used) in financing activities	103,401	(2,567,200)

Net increase (decrease) in unrestricted cash during period	(597,873)	8,382,900
Cash balance, beginning of period	4,355,620	7,200

Cash balance, end of period	$3,757,747	$8,390,100

See Accompanying Notes

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     On August 31, 2003, Landmark Land Company, Inc. (the “company”) acquired all of the outstanding capital shares of KES, Inc. (“KES”), a golf-oriented real estate development and management entity. Under the terms of the acquisition, the shareholders of KES received a total of 2,699,958 shares of $.50 par value common stock of the company, which shares were previously held by the company as treasury stock. The company recorded the transaction at the negotiated price of $2.00 per common share of the company, which approximates the net fair value of the KES assets and liabilities acquired. KES owns, directly or indirectly, 100% of the outstanding capital stock of DPMG, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc., whose primary assets consist of real estate and golf and real estate management and development contracts having a net fair value of approximately $5.4 million.

     The company accounted for the KES acquisition as a purchase. KES assets with a book value of approximately $1.1 million at August 31, 2003 were estimated to have a fair value of approximately $7.5 million representing primarily appreciated land value and intangible contract rights, the costs of which were expensed as incurred. Liabilities of approximately $2.1 million were considered fairly stated. The negotiated purchase price of approximately $5.4 million was allocated among the acquired assets and liabilities based on their respective estimated fair values. Stockholders equity increased by $5.4 million, the value of the treasury stock reissued.

     The accompanying financial statements include the assets, liabilities, revenues and expenses of the company and its wholly-owned subsidiaries, Landmark of Spain, Inc. and KES, Inc. and the KES subsidiaries, DPMG, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. Revenues and expenses of KES and its subsidiaries are included only for the period subsequent to the company’s acquisition date of August 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L., as discussed in Form 10-QSB filed May 15, 2003. Landmark of Spain, Inc. accounts for its investment on the equity basis.

     Start-up costs for new companies and new businesses are generally expensed as incurred, except for those costs directly related to the acquisition and development of specific long-lived assets, such as real estate development properties, consistent with the provisions of the AICPA’s Statement of Position 98-5.

2. Earnings Per Share

     The computations of basic earnings (loss) per share and diluted earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128. Weighted shares outstanding during the respective periods reported reflect approximately 3.3 million shares repurchased from Gotham Partners in October 2002 and held as treasury shares and 2.7 million of treasury shares reissued to the KES shareholders in August 2003.

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

5. Pro Forma Financial Information

     As stated in Note 1, the accompanying statement of operations includes the operations of KES and its subsidiaries only since August 31, 2003, the acquisition date. The following table shows how the transaction might have affected the company’s historical operating statements if the transaction had been consummated at January 1, 2003 and January 1, 2002, respectively.

Pro Forma Operating Information
For the Nine Months Ended September 30,

	2003	2002

Revenue	$2,075,704	$1,585,811
Operating (loss)	$(876,650)	$(1,530,554)
Net income (loss)	$283,910	(1,685,139)
Basic earnings per share	$.04	$(.16)

Additional pro forma financial information is available in the amendment to the company’s Form 8-K originally filed with the Securities and Exchange Commission on September 7, 2003 and amended on November 7, 2003.

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

     During 2000, the company was awarded a judgment against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. The further appeal period expired during the first quarter of 2002 without an appeal being filed and on March 22, 2002, the company received the full amount of the judgment.

     Subsequent to March 22, 2002, the company attempted to identify, quantify and resolve the assets and liabilities of the company in order to determine an appropriate plan for the company’s future. In connection with this evaluation, the company retained the services of DPMG, Inc., d.b.a. Landmark National, a golf-oriented real estate development and management concern (“Landmark National”) to manage the company’s affairs and to prepare a plan for future operation. Landmark National was an affiliate of Gerald G. Barton, William W. Vaughan and Joe V. Olree, officers and/or directors of the company, and employed a number of former employees of the company. Fees paid under this agreement totaled $487,500 and $350,000 in the nine months ended September 30, 2003 and 2002 respectively.

     Effective August 31, 2003, the company acquired all of the outstanding capital shares of KES, Inc. (“KES”), the sole shareholder of Landmark National. Under the terms of the acquisition, the shareholders of KES received a total of 2,699,958 shares of $.50 par value common stock of the company. The company recorded the transaction at the negotiated price of $2.00 per common share of the company, which approximated the net fair value of the KES assets and liabilities acquired. The assets of KES consisted primarily of real estate and golf and real estate management and development contracts having a net value of approximately $5.4 million. This valuation was determined in accordance with general guidelines set forth in FASB Statement No. 141, with intangible contract rights valued at the expected present value of future cash flows as recommended in Statement of Financial Accounting Concepts No. 7.

     KES was owned primarily by Gerald G. Barton (including affiliates), the chairman, chief executive officer and single largest shareholder of the company, as well as 10 other current and former directors, officers and employees of the company. The transaction was negotiated and approved by a committee consisting of the current independent directors of the company with the assistance of the investment banking concern, Christenberry Collet & Company, Inc., who rendered an opinion regarding the financial fairness of the transaction to the company.

     Since this acquisition, the company, which previously had no employees and little on-going business activity, has continued to pursue the business activities of Landmark National with an emphasis on the development and/or operation of golf and residential properties.

     The company’s plan of operation for the next 12 months includes the pursuit of opportunities to acquire (i) golf related properties for future development, and/or (ii) interests in on-going golf/residential projects which will involve the utilization of the company’s management capabilities. Given the current lack of profitability in the U.S. golf market and the lack of available financing for golf-related projects in the U.S., it is uncertain whether the company will close any such acquisitions during the next 6 to 12 months. Depending on the cash requirements of such acquisitions, the company may need to raise additional capital, however, absent any such acquisition(s), the company has sufficient cash reserve to sustain its on-going operations for the next 12 months.

     The company has been devoting a significant amount of time and energy in the pursuit of development opportunities in Spain and Portugal and has entered into a joint venture with an entity controlled by a prominent Spanish family to pursue such opportunities. At this time, the company’s venture has established an office in the southern Spanish city of Seville and is pursuing a number of golf/residential development opportunities throughout the area.

Item 3. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

     Through December 31, 2001, the company had no active operations and no employees; consequently, the need for controls was limited. Subsequent to the company’s receipt of the judgment proceeds in the first quarter of 2002, the company retained Landmark National to perform certain services as discussed in Item 2. above. As part of these services, Landmark National implemented additional controls as needed. Effective as of August 31, 2003, the company acquired all of the capital stock of Landmark National and the implementation of disclosure controls and procedures will now be handled by employees of the company or its subsidiaries. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”) and its internal controls and procedures for financial reporting (“Internal Controls”) within 90 days of the filing date of this report, including the controls’ implementation by the company and the effect of the controls on the information generated for use in this report. Rules adopted by the Securities and Exchange Commission require that, in this section of this report, the company presents the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the company’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     During the third quarter of 2003, the Company was not involved in any material litigation.

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

     (b)        Reports on Form 8-K. On September 10, 2003, the company filed a Form 8-K with reference to the Company’s acquisition of KES, Inc. On October 7, 2003, the company filed a Form 8-K/A which included financial information on KES, Inc., as well as pro forma financial information relative to the acquisition.

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

Date:	November 14, 2003		LANDMARK LAND COMPANY, INC. (Registrant)

		By:	/s/ GERALD G. BARTON Gerald G. Barton President and Chief Executive Officer

		By:	/s/ JOE V. OLREE Joe V. Olree Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.

FORM 10-QSB

EXHIBIT INDEX

Exhibit
Number
31.1	Section 302 Certification of Gerald G. Barton.
31.2	Section 302 Certification of Joe V. Olree
32.1	Section 906 Certification of Gerald G. Barton.
32.2	Section 906 Certification of Joe V. Olree