Form 10KSB
period 2003-12-31
LANDMARK LAND CO INC/DE
filed 2004-03-30
CIK 749028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
Commission file number

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

None.

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) [X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for its most recent full fiscal year were: $937,388.

The aggregate market value of the 2,569,629 shares of voting stock held by non-affiliates of the issuer on March 10, 2004 was $642,407. For the purposes of computing the above market value, the voting stock beneficially held by directors, officers, key employees and 10% or more shareholders of the company was considered as held by “affiliates”. The aggregate market value was computed by reference to the average bid and asked prices of the common stock on such date as reported by Pink Sheets from trading information from the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, $0.50 par value as of December 31, 2003 was 7,415,708.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

Landmark Land Company, Inc.

IMPORTANT ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including, but not limited to, statements relating to the company’s business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the company’s management, and estimates and projections about the company’s industry. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “is likely,” “predicts,” “projects,” “judgment,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements.

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: early terminations of existing golf course management agreements; the company’s ability to expand its golf management business; general demand for the company’s services, intense competition from other golf course managers; the company’s limited cash flow from operations; changes in laws and regulations affecting the company and/or its services; the outcomes of future litigation and contingencies; trends in the golf industry; changes in local, national and international economies; local and global uncertainties created by the terrorist acts of September 11 and the current war against terrorism; and risks inherent in and associated with doing business in a recreational industry. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

Unless required by law, the company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

PART I

Item 1. Description of Business

     (a) Business Development

          Landmark Land Company, Inc. (the “company”), is a Delaware corporation that, prior to October 1991, was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning a savings bank, a mortgage banking company, a life insurance company, and other financial services companies. Substantially all of the company’s operations were owned and its businesses conducted, by subsidiaries of Oak Tree Savings Bank, S.S.B. (“OTSB”), Landmark’s savings bank subsidiary headquartered in New Orleans, Louisiana.

          In 1991, as a result of regulations and requirements of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), the Office of Thrift Supervision (“OTS”) seized substantially all of the company’s assets and transferred them to a newly chartered federal thrift institution in which the company and its shareholders had no interest. Subsequent to this seizure, the company had little operational activity and extremely limited capital resources and liquidity. Between 1991 and March 2002, the company was essentially dormant, except for the pursuit of a lawsuit captioned Landmark Land Company, Inc. v. United States (Case No. 95-502-C in the United States Court of Federal Claims). The suit included claims by the company for breach of contract, restitution, and deprivation of property without just compensation or due process of law.

          During 2000, the company was awarded a judgment against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. The further appeal period expired during the first quarter of 2002 without an appeal being filed and the company received the full amount of the judgment in March 2002.

          Landmark of Spain, Inc. In February 2003, the company formed Landmark of Spain, Inc., a Delaware corporation, owned 100% by the company. In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, S.L. to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investments on the equity method. Landmark of Spain, Inc. is obligated to fund 1,000,000 euros in the first two years of operations.

          KES, Inc. Effective August 31, 2003, the company acquired all the outstanding stock of KES, Inc. (“KES”), an Ohio corporation formed November 12, 1993 to engage in the business of investing in, developing, maintaining, operating, and managing golf courses and adjoining residential communities. The principal shareholder of the company held a minority ownership position in KES. The transaction was negotiated and approved by a committee consisting of the current independent directors of the company with the assistance of the investment banking concern, Christenberry Collet & Company, Inc., who rendered an opinion which stated that the transaction is fair from a financial point of view to the shareholders of the company. The shareholders of KES received a total of 2,699,958 shares of the $.50 par value common stock of the company, which shares were previously held as treasury stock. Because of the limited market of the company’s common stock, the company recorded the transaction at the fair value of the net assets acquired, the most reliable determinant of value available. KES’s assets were determined to have a fair value of approximately $7.5 million (book value of approximately $1.1 million). The fair value of the liabilities were $2.1 million (approximately equal to the seller’s carrying value). The purchase price of approximately $5.4 million was allocated among the acquired assets and liabilities based on their respective estimated fair values.

          KES owns directly or indirectly 100% of DPMG, Inc., a Delaware corporation formed in January 1996, OTP, Inc., an Oklahoma corporation formed in September 1994, Delos Partners, Inc., an Ohio corporation formed in December 1993 and Landmark Hellas, Inc. (formerly Landmark International Corp.), an Oklahoma corporation formed in December 1998. The primary assets of the acquired companies consist of interests in real estate and golf and real estate management and development contracts.

          KES also owns Class B limited partnership interests in New Delos Partners, L.P., a Delaware limited partnership that invests in golf courses and related residential developments. KES’s interest is a profit participation interest with no monetary investment by KES. The partnership’s operations to date have generated net losses and it is anticipated that Class A partnership interests will be entitled to all future profits, with no foreseeable allocation of profits to Class B partnership interests.

     (b) Business of Issuer

          Company’s primary business activity currently involves the management of golf courses and golf-related real estate developments owned by third parties. The management agreements cover both operating golf courses and uncompleted golf course developments in various stages of entitlement processing and/or construction.

          The projects currently under management are located in New York, Mississippi, Texas, California, Puerto Rico and Spain. The company’s compensation under these agreements is generally comprised of monthly fee income with percentage participations in either gross or net profits. The company also receives fees for golf course design and/or the preparation of golf course grading plans. The length of the management agreements vary by project, with some extending for a term of 10 years or more, however, in some cases, the owner has the right to terminate upon 30 days notice and there are no assurances that one or more of these agreements may not be cancelled during the current calendar year.

          The company is currently pursuing additional management opportunities in the golf/residential real estate sector with a particular emphasis on properties in Spain and Portugal. Given the current oversupply of golf courses in most U.S. markets, the company believes that the superior economic potential for golf-related developments in southern Europe, particularly Spain and Portugal, is compelling. The company also believes that, given the current oversupply of golf courses, market conditions are favorable for the acquisition of golf-related properties in the U.S. and the company may seek to invest in developed or undeveloped properties where reasonable investment or development returns are projected. The company currently has no firm commitments as to any such investments or acquisitions.

          The market for golf course management services in the U.S. is very competitive, with several large companies such as Troon Golf and Club Corp. of America dominating the market. The company markets its services by providing a wider range of services than is generally available in the golf management industry today. From pre-development services, including the preparation of economic feasibility studies, processing of governmental approvals and golf course design, through construction management services and golf course management, the company offers the experience and expertise to manage all phases of a golf-related development or operation. While most of the golf management competition strictly performs golf management services, the company has the capacity to plan and develop residential and resort communities centered around golf-related amenities. The company intends to continue to market its services by emphasizing its expertise in all phases of golf and golf-related development.

          The company also owns a 45% participating interest in a first mortgage on a 128+ acre parcel near the town of Hana, island and county of Maui, state of Hawaii. The mortgage is currently in foreclosure and it is anticipated that the mortgagee will obtain title to the parcel during the first half of 2004. The parcel is currently undeveloped, however, once the foreclosure is completed and the company obtains title to the property, the development potential of the parcel will be examined.

          The company currently has 19 employees, all of whom are employed by DPMG in support of the company and its subsidiaries’ ongoing operations.

Item 2. Description of Properties

     The company leases office space in Upper Marlboro, Maryland and the company anticipates that the current leased space will be sufficient to meet its office needs for the next 12 months. The company currently does not own any real property, however, the company has management agreements covering property owned by third parties and interest in a mortgage on real property located in Maui, Hawaii.

     The two most significant of the company’s management agreements are on golf-related projects which are located in New York State. The first involves a 314 acre tract of land located on the northern shore of Long Island, New York. The owner of this property has retained the company to design and develop an 18-hole championship golf course community. The design of both the golf course and residential components of the development plan has been completed and applications for a change of zoning to achieve the appropriate entitlements have been filed. The company receives fee income for its performance under this agreement, as well as a participating interest in the net profits generated from the development.

     The second major property which is currently being managed by the company totals approximately 2,000 acres in the Towns of Pine Plains and Milan, Duchess County, New York and includes an existing 18-hole golf course. The company has been retained to renovate and expand the existing golf course and to design, construct and manage the remainder of the project property into an environmentally sensitive community. The planning process has begun and an environmental impact report is being prepared to address the impacts of development on the surrounding community. The company’s compensation under this agreement consists of fees which are paid on a current basis and a future profit participation.

     The company has a 45% ownership interest in an entity (the “mortgage holder”) which holds a mortgage (with principal and interest due in the amount of $2.9 million) on a 128± acre undeveloped parcel near the Town of Hana, Maui, Hawaii. The mortgage is being foreclosed and an order granting the mortgagee’s motion to confirm the sale to mortgagee has been filed. Absent an appeal from such order, title to such property will vest in the mortgage holder during the first half of 2004. Once title is vested, the company will undertake an evaluation of the property’s development potential. The mortgage holder is owned by the company and two other unrelated entities and discussions regarding the sale, use or other disposition of the property are ongoing at this time.

Item 3. Legal Proceedings

     On August 4, 1995, the company commenced a legal action against the United States in the United States Court of Federal Claims (Case No. 95-502C) in connection with the OTS takeover of OTSB. In March, 2000, the Court of Federal Claims entered a judgment against the United States in favor of the company in the amount of $21,458,571. Once the company prevailed in the underlying action, the company filed a claim against the United States under the Equal Access to Justice Act in an amount equal to $1,805,524 for a portion of the attorneys’ fees and other costs incurred by the company in the aforementioned action. During the second quarter of 2003, the claim under the Equal Access to Justice Act was settled and the company received an amount equal to $953,670 as a result of such settlement.

     During 2003, the company was not involved in any other material litigation matters.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The following tables set forth the high and low reported sales prices for the common stock of the company as reported for each calendar quarter commencing after December 31, 2001:

	2003		2002
	High	Low	High	Low
First Quarter	$0.20	$.10	$0.80	$0.15
Second Quarter	$0.15	$.10	0.73	0.15
Third Quarter	$0.50	$.10	0.15	0.05
Fourth Quarter	$1.15	$.50	0.20	0.05

     The company’s common stock was delisted and trading was suspended during October of 1991 by the Midwest Stock Exchange and the American Stock Exchange. Since that date, the common stock of the company has been traded in the non-Nasdaq over-the-counter markets. The high and low bid information was obtained from Pink Sheets from trading information as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 5, 2004, there were 715 holders of record of the company’s common stock. These numbers do not include stockholders who hold their shares in “street name” or in “nominee” accounts with banks, brokerage firms and other authorized holding institutions.

     No dividends were declared on any common stock during the last two calendar years.

     No securities are authorized for issuance under any equity compensation plan.

Item 6. Plan of Operation

     Prior to the company’s acquisition of KES, Inc. in September 2003, the company had minimal ongoing operations. Subsequent to the aforementioned acquisition, the company, through its subsidiaries, has continued the acquired golf-related management operations and intends to expand same as the opportunity arises with particular emphasis on opportunities in Spain and Portugal. The company may also pursue investment opportunities in U.S. golf-related real estate projects.

     Barring unforeseen circumstances, the company currently has sufficient cash to maintain its current operations for the next two years. Unless such cash is used for future investment opportunities, no additional cash will need to be raised. However, in the event cash was needed for an investment opportunity or otherwise, the company has explored the possibility of issuing preferred stock. The company feels that this vehicle could be an attractive method for raising cash in the future on terms favorable to the company. There can be no assurance, however, that any such additional capital will be available in the future.

     Unless the management operations expand rapidly or the company acquires a golf course or other real estate operation, the company does not expect any significant changes in the number of employees or any material purchase or sale of plant or other significant equipment.

     Our performance over the next twelve months will be subject to a number of business factors, including those beyond our control, such as economic downturn, an oversupply of golf courses, as well as the increased level of competition and our ability to successfully market our services in the face of such competition. There can be no assurance that we will be able to successfully implement our marketing strategy to sell our management services or to generate significant revenue out of new projects. In addition, because the company has had only limited operations to-date, there can be no assurance that our estimates will prove to be accurate or that unforeseen events will not occur.

Item 7. Financial Statements

     The following financial statements of Landmark Land Company, Inc. are included in this report on Form 10-KSB immediately following Part IV, Item 14 and immediately preceding the Signatures pages of this report:

1.	Report of Independent Registered Public Accounting Firm — 2003.

2.	Report of Independent Registered Public Accounting Firm — 2002.

3.	Consolidated Balance Sheets as of December 31, 2003 and 2002.

4.	Consolidated Statements of Operations for Years Ended December 31, 2003 and 2002.

5.	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2003 and 2002.

6.	Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2003 and 2002.

7.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002.

8.	Notes to Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     As previously reported on the company’s Form 8-K, filed on May 14, 2003 and the company’s 8-K/A filed June 2, 2003, the company changed its auditors effective May 13, 2003. After the company relocated its administrative offices to Maryland, it became inefficient for Moss Adams LLP (“Moss Adams”) to continue to serve as the company’s primary accountants since all of their offices are located on the west coast. During the first quarter of 2003, the company considered the qualifications of several accounting firms serving the metropolitan Washington, D.C. market. On May 13, 2003, Moss Adams resigned as the company’s independent accountants and the company engaged (with the approval of the company’s Board of Directors and Audit Committee) Aronson & Company to audit the company’s 2003 financial statements. Aronson & Company and Moss Adams are both members of the international accounting group, Moores Rowland International.

     During the fiscal years ended December 31, 2002 and 2001, there were no disagreements with Moss Adams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Moss Adams, would have caused them to make reference to the matter of such disagreement in connection with their report of the financial statements for such years. The accountant’s report for the fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principle.

     On May 29, 2003, the company provided Moss Adams with a copy of the disclosures set forth above as to no disagreements on the financial statements. The company requested that Moss Adams furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of Moss Adams’ response, wherein they agreed with the above statements, is filed as Exhibit 16 to this report.

     There have been no disagreements with Aronson & Company on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

Item 8. A. Controls and Procedures

     The company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

     Within 90 days prior to the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

     In addition, management evaluated the company’s internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers and Promoters and Controlling Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below is certain information concerning each director, executive officer and key employee of the company.

Name	Age	Position
Gerald G. Barton	73	Chairman of the Board of Directors, President and Chief Executive Officer

Bernard G. Ille	77	Director

Robert White	74	Director

William W. Vaughan, III	51	Vice President, Director, General Counsel and Assistant Secretary

Joe V. Olree	65	Vice President and Chief Financial Officer

James C. Cole	54	Vice President

Gary R. Kerney	61	Vice President

Mr. Barton has been President and Chief Executive Officer since September 1971. He became Chairman of the Board of Directors during 1985. Mr. Barton’s son-in-law, William W. Vaughan, III, is a Vice President, General Counsel and Director of the company. Mr. Barton was and continues to be Chief Executive Officer of DPMG, Inc., a golf-oriented real estate development and management concern acquired by the company during 2003.

Mr. Ille became a Director in 1971. Mr. Ille is a principal of BML Consulting Company, an insurance and financial consulting company and is a director of LSB Industries, Inc. Mr. Ille is currently a Director of Quail Creek Bank, Oklahoma City, Oklahoma.

Mr. White was appointed by the Board of Directors as a Director in February, 2003. Mr. White was formerly chairman and president of Cardinal Paper Company, a wholesale paper distributor in Oklahoma City, Oklahoma and was formerly Chairman Emeritus and a Director of Lincoln National Bank, Oklahoma City, Oklahoma.

Mr. Vaughan became Vice President and General Counsel in June 1982 and a Director of the company in December 1987. Mr. Vaughan was and continues to be vice president and general counsel of DPMG, Inc.

Mr. Olree became a Vice President in September 1982. Mr. Olree was and continues to be Chief Financial Officer of DPMG, Inc.

Mr. Cole is Director of Golf for the company. Mr. Cole was and continues to be Director of Golf for DPMG, Inc.

Mr. Kerney is Director of Real Estate Development. Mr. Kerney was and continues to be Director of Real Estate Development for DPMG, Inc.

     Based upon our review of the forms which we received during the 2003 fiscal year, the company believes that there were no late filings of any required Forms 3 and Forms 4 by the officers or directors of the company with the Securities and Exchange Commission for fiscal year 2003, however, Bernard G. Ille, a company director, failed to file on a timely basis a report required by Section 16(a) of the Exchange Act to report a purchase by his wife, as Trustee for the wife’s trust, of 1,000 shares of the company’s common stock on November 24, 2003. The required report was filed on or about March 26, 2004.

     The company has adopted a Code of Ethics that applies to the company’s principal executive officer, principal financial officer and other employees. The company will provide any person, without charge upon request, a copy of such Code of Ethics. Such request must be in writing addressed to the company’s general counsel at the location of the company’s Principal Executive Offices noted on the first page of this annual report.

     The company has an audit committee comprised of Directors Robert W. White and Bernard G. Ille. Mr. Ille is the audit committee’s independent financial expert.

Item 10. Executive Compensation

     Compensation of Officers. For fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001, no directors or officers (other than Gerald G. Barton and Lowery Bea Roselle as noted below) received remuneration individually in excess of $100,000 in his or her respective capacity.

		Annual Compensation
				Other Annual	All Other
Name and		Salary	Bonus	Compensation	Compensation
Principal Position	Year	($)	($)	($)	($)
Gerald G. Barton	2003	104,476	0	0	0
Chairman of Board,	2002	0	0	0	0
President and CEO (a)	2001	0	0	0	530,000
Lowery Bea Roselle	2003	17,500	0	0	0
Vice President and	2002	0	0	0	0
Secretary (b)	2001	0	0	0	120,000

(a)	During 2002, Gerald G. Barton was awarded compensation in the amount of $530,000 for services rendered to the company for the period 1992 through 2001. This amount was expensed as compensation during 2001. Amounts paid as salary to Mr. Barton include consulting fees paid to an entity wholly-owned by Mr. Barton and his wife.

(b)	During 2002, Lowery Bea Roselle was awarded compensation in the amount of $120,000 for services rendered to the company for the period from October 1992 through 2001. This amount was expensed as compensation during 2001.

Compensation of Directors. No compensation was paid to the directors of the company for services provided during the 2001 fiscal year. On August 1, 2002, the company adopted a policy of compensating outside directors the sum of $3,000 per calendar quarter.

Employment Contracts. There are no employment contracts between the company and any director or officer.

Stock Options. No stock options or stock appreciation rights were awarded to any director or officer during the fiscal years 2003, 2002 and 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of December 31, 2003 held by any persons known to the company to be a beneficial owner of more than 5% of the company’s common stock, and by each of the company’s directors and executive officers individually and all of the company’s directors and executive officers as a group. The percentages were calculated based upon the 7,415,708 shares of common stock of the company outstanding on December 31, 2003.

Name and Address of	Amount and
Beneficial Owner	Nature of Beneficial Ownership	Percent of Class
Gerald G. Barton	1,962,078	26.45%
Bernard G. Ille	1,000	Less than 1%
Robert W. White	10,000	Less than 1%
William W. Vaughan, III	503,207	6.78%
Joe V. Olree	229,010	3.08%
Gary Kerney	376,615	5.07%
G. Douglas Barton	502,907	6.78%
Martha B. Doherty	503,207	6.78%
All Directors and Executive	4,088,024	55.12%
Officers as a group (5 persons)

There are no securities authorized for issuance under any equity compensation plan. There are no arrangements in place involving the company, any of its executive management or any third parties known to the company that would result in a change in control of the company.

Item 12. Certain Relationships and Related Transactions

     Transactions with Management and Control Persons

     During the fiscal years ending December 31, 2003 and 2002, there were no transactions with directors, executive officers or persons who are known to be the beneficial owners of more than 5% of the company’s common stock, or their immediate families, in which the company was, or is to be, a party, except as follows:

1.	The company has outstanding agreements with certain current and former directors relating to indemnification of said directors for costs, expenses and losses incurred in connection with actions, suits or other proceedings made or brought as a result of the fact that the individual is or was a director of the company or its subsidiaries. A number of suits and proceedings were initiated against the company and current and former directors arising out of seizure of the company’s former subsidiary, OTSB. During 2002, these suits were resolved and the company paid an aggregate of $4,342,534 to, or for the benefit of, current and former directors and officers of the company for costs, expenses and losses arising from these suits.

2.	On March 29, 2002, the company entered into a month-to-month management agreement with KES under which KES would identify and quantify the company’s assets and liabilities, manage the day-to-day affairs of the company and prepare a plan for the company’s future business activities. Mr. Gerald Barton, Mr. Douglas Barton, Ms. Doherty, Mr. Vaughan and Mr. Olree were owners, directors and/or officers of KES. Under this Agreement, KES also agreed to provide the company with office space and support services in the form of administrative, accounting, tax and legal assistance. The fee for such services was $50,000-$75,000 per month, plus out-of-pocket travel and other expenses.

3.	On October 1, 2003, the company acquired KES. See Item 1. for a discussion of this acquisition. The principal shareholder of the company held a minority ownership position in KES and Mr. Gerald Barton, Mr. Vaughan and Mr. Olree, who were officers and/or directors of the company at the time of the acquisition, were also owners, directors and/or officers of KES.

4.	As of January 1, 2002, the company had a receivable from Gerald G. Barton in the amount of $50,000, which was repaid during the third quarter of 2002. As of March 31, 2002, the company had accrued payment obligations to Mr. Barton for indemnity claims in the aggregate amount of $618,579. The company’s obligation to Mr. Barton was repaid in December, 2002. As of December 31, 2003, a subsidiary of the company, Delos Partners, Inc., had an obligation to pay an affiliate of Mr. Barton the sum of $716,994, which sum currently accrues interest at the rate of 15%. The company acquired Delos Partners, Inc. as a part of the acquisition of KES.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits.

16	Letter on change in certifying accountant

21	Subsidiaries of the Small Business Issuer

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

8-K	Current Report on acquisition of KES, Inc. filed, September 10, 2003

8-K/A	Amended current report modifying September 10, 2003 Current Report to include certain financial information, filed November 7, 2003

Item 14. Principal Accountant Fees and Services

     The following table sets forth fees for services Aronson & Company and Moss Adams LLP provided in 2003 and 2002:

	2003	2002
Audit fees (1)	$55,085	$35,139
Audit-related fees (2)	—	—
Tax fees (3)		55,757
All other fees (4)	30,159	—

Total	$85,244	$90,896

(1)	Represents fees for professional services provided in connection with the audit of the company’s financial statements and review of the company’s quarterly financial statements and advice on accounting matters that arose during the audit. The 2002 payment covered billings for audits for the period 1999-2001. The 2003 payment covered billings for the balance of the 1999-2001 audits, the 2002 audit, review of the 2002 and 2003 quarterly financial statements, and review of the 8-K and 8-K/A filings in 2003 related to change of auditors and acquisition of KES, Inc.

(2)	Represents fees for assurance and related services that are reasonably related to the audit of the company’s financial statements that are not reported as audit fees.

(3)	Represents fees for services and advice provided in connection with tax advice, tax compliance and tax planning. These billings covered tax research relating to the company’s deconsolidation in 1990 and the tax impact of the proceeds received from the court judgment in 2002.

(4)	All other fees represent fees for services provided by the independent accountant other than disclosed above. These fees covered the preacquisition audit of KES, Inc. for the 2001 and 2002 fiscal years.

The Audit Committee approves in advance audit and non-audit services to be provided by the independent accountant. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee. The Audit Committee was formed on May 1, 2003 and after such formation 100% of the services provided by the independent accountant were pre-approved by the Audit Committee.

Landmark Land Company, Inc.

Table of Contents

Page
Report of Independent Registered Public Accounting Firm - 2003	F1
Independent Auditor’s Report - 2002	F2
Consolidated Financial Statements
Consolidated Balance Sheets	F3 - F4
Consolidated Statements of Operations	F5
Consolidated Statements of Comprehensive Loss	F6
Consolidated Statements of Stockholders’ Equity	F7
Consolidated Statements of Cash Flows	F8 - F9
Notes to Consolidated Financial Statements	F10 - F21

Report of Independent Registered Public Accounting Firm

Board of Directors
Landmark Land Company, Inc.
Upper Marlboro, MD

We have audited the accompanying Consolidated Balance Sheet of Landmark Land Company, Inc. and Subsidiaries (the Company) as of December 31, 2003, and the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders’ Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Land Company, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

ARONSON AND COMPANY
Rockville, Maryland
February 5, 2004

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors
Landmark Land Company, Inc.

We have audited the accompanying balance sheet of Landmark Land Company, Inc., as of December 31, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Land Company, Inc., as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Santa Rosa, California
March 17, 2003

Landmark Land Company, Inc.

Consolidated Balance Sheets

December 31,	2003	2002

Assets
Current assets
Cash	$3,221,564	$4,355,620
Accounts receivable	231,335	—
Receivable from affiliates	918,108	—
Other current assets	59,171	25,853

Total current assets	4,430,178	4,381,473

Real estate and golf management contract rights acquired
Long Island, New York	1,480,000	—
Hudson Valley, New York	2,550,000	—
Spain	500,000	—
South Padre Island, Texas	180,000	—
Golf management contracts	235,587	—

	4,945,587	—
Less: Accumulated amortization	(144,720)	—

Total real estate and golf management contract rights acquired, net	4,800,867	—

Other assets
Receivable from affiliate-deferred fees	68,102	—
Reimbursable pre-acquisition costs	447,475	14,896
Property and equipment, net	23,318	—
Interest in real estate held for sale	1,291,782	—

Total other assets	1,830,677	14,896

Total assets	$11,061,722	$4,396,369

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Balance Sheets (Continued)

	2003	2002

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$66,697	$31,604
Accrued payroll and related expenses	108,403	548,898
Accrued interest — affiliates	422,158	—
Accrued interest — other	39,281	—
Short term notes payable	600,000	—
Notes and Advances payable to affiliates, due within one year	540,178	14,896
Investment in unconsolidated affiliate	129,562	—

Total current liabilities	1,906,279	595,398
Long term liabilities
Notes payable to affiliates	100,000	—

Total liabilities	2,006,279	595,398

Stockholders’ equity
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,415,708 and 4,715,750 shares outstanding, respectively (Note 6)	4,402,234	4,402,234
Additional paid-in capital (Note 6)	30,382,797	27,130,253
Treasury stock, at cost, 1,388,760 and 4,088,718 shares, respectively	(1,388,760)	(3,536,132)
Accumulated deficit	(24,385,915)	(24,195,384)
Accumulated other comprehensive income	45,087	—

Total stockholders’ equity	9,055,443	3,800,971

Total liabilities and stockholders’ equity	$11,061,722	$4,396,369

The Accompanying Notes to Financial Statements are an integral part of these Financial Statements.

Landmark Land Company, Inc.

Consolidated Statements of Operations

Years Ended December 31,	2003	2002

Revenue
Consulting and management fees	$937,388	$—

Operating expenses
Payroll and related expenses	814,125	—
Other general and administrative expenses	1,169,261	1,349,866
Depreciation and amortization	148,418	—

Total operating expenses	2,131,804	1,349,866

Loss from operations	(1,194,416)	(1,349,866)

Other income (expenses)
Interest income	48,641	136,962
Interest expense	(39,851)	(173,488)
Proceeds from litigation settlements	1,432,938	—
Equity in loss of unconsolidated affiliate	(437,843)	—

Total other income (expenses)	1,003,885	(36,526)

Net loss	$(190,531)	$(1,386,392)

Loss per common share	$(0.03)	$(0.19)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31,	2003	2002

Net loss	$(190,531)	$(1,386,392)
Other comprehensive income
Foreign currency translation adjustments	45,087	—

Comprehensive loss	$(145,444)	$(1,386,392)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			Other
Years Ended		Common	Paid-In	Treasury	Accumulated	Comprehensive
December 31, 2003 and 2002	Total	Stock	Capital	Stock	Deficit	Income

Balance at January 1, 2002	$8,472,633	$4,402,234	$27,130,253	$(250,862)	$(22,808,992)	$—
Treasury stock purchase	(3,285,270)	—	—	(3,285,270)	—	—
Net loss for the year	(1,386,392)	—	—	—	(1,386,392)	—

Balance at December 31, 2002	3,800,971	4,402,234	27,130,253	(3,536,132)	(24,195,384)	—
Treasury stock reissued in acquisition of KES, Inc. and subsidiaries	5,399,916	—	3,252,544	2,147,372	—	—
Net loss for the year	(190,531)	—	—	—	(190,531)	—
Foreign currency translation adjustment	45,087	—	—	—	—	45,087

Balance at December 31, 2003	$9,055,443	$4,402,234	$30,382,797	$(1,388,760)	$(24,385,915)	$45,087

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,	2003	2002

Cash flows from operating activities
Net loss	$(190,531)	$(1,386,392)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	148,418	—
Settlement of previously recorded liability	(479,268)	—
Equity in loss of unconsolidated subsidiary	437,843	—
Preacquisition costs written off	14,896	—
(Increase) decrease in
Lawsuit proceeds receivable	—	21,458,571
Accounts receivable	(68,585)	(25,853)
Receivable from affiliates	(495,527)	50,000
Other assets	(11,726)	—
Increase (decrease) in
Officer indemnification and legal fees payable	—	(6,146,563)
Accounts payable and accrued expenses	(40,628)	(2,139,912)
Accrued payroll and related expenses	(91,486)	—
Accrued interest	13,074	(1,608,973)
Deferred revenue	(225,000)	—

Net cash (used) provided by operating activities	(988,520)	10,200,878

Cash flows from investing activities
Purchase of equipment	(639)	—
Cash acquired through acquisition	118,297	—
Investment in unconsolidated affiliate	(263,194)	—

Net cash used in investing activities	(145,536)	—

Cash flows from financing activities
Repayment of notes and advances from affiliates	—	(2,567,179)
Purchase of treasury stock	—	(3,285,270)

Net cash provided (used) by financing activities	—	(5,852,449)

Net (decrease) increase in cash during year	(1,134,056)	4,348,429
Cash balance, beginning of year	4,355,620	7,191

Cash balance, end of year	$3,221,564	$4,355,620

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,374	$1,782,500

Non-cash investing and financing activities:
2,699,958 shares of Treasury common stock issued for acquisition of KES, Inc. (Note 2)	$5,399,916	$—

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies

Organization: (I) Landmark Land Company, Inc. (the Company), is a Delaware corporation that, prior to October 1991, was in the business of real estate development and sales, including owning and operating (1) resort golf courses and tennis clubs, (2) a savings bank, (3) a mortgage banking company, (4) a life insurance company, and (5) other financial services companies. Substantially all of the Company’s operations were owned and its businesses conducted, by subsidiaries of Oak Tree Savings Bank, S.S.B. (OTSB), Landmark’s savings bank subsidiary headquartered in New Orleans, Louisiana.

In 1991, as a result of regulations and requirements of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the Office of Thrift Supervision (OTS) seized substantially all of the Company’s assets and transferred them to a newly chartered federal thrift institution in which the Company and its shareholders had no interest. Subsequent to this seizure, the Company had little operational activity and extremely limited capital resources and liquidity. Between 1991 and March 2002, the Company was essentially dormant, except for the pursuit of a lawsuit captioned Landmark Land Company, Inc. v. United States (Case No. 95-502-C in the United States Court of Federal Claims). The suit included claims by the Company for breach of contract, restitution, and deprivation of property without just compensation or due process of law.

During 2000, the Company was awarded a judgement against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. The further appeal period expired during the first quarter of 2002 without an appeal being filed and the Company received the full amount of the judgment in March 2002.

(II) Landmark of Spain, Inc.: In February 2003, the Company formed a subsidiary called Landmark of Spain, Inc., a Delaware corporation. In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, S.L. to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investment on the equity method. Landmark Developments of Spain, S.L.’s functional currency is the Euro.

The Company is obligated to invest up to 1,000,000 Euros during the first two years of operations, of which 225,100 Euros ($263,194) was invested during 2003. At December 31, 2003, the investment is recorded as a liability of $129,562 representing the Company’s 50% share of the Spanish company’s accumulated deficit at that date. The assets and liabilities of the Company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year.

Landmark Developments of Spain, S.L. reported the following condensed financial position and loss from start-up operations for the period ended December 31, 2003:

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)

Assets	$140,748
Liabilities	$399,872
Stockholders’ deficit	$(259,124)
Net loss	$(875,685)

(III) KES, Inc.: Effective August 31, 2003, the Company acquired all the outstanding stock of KES, Inc. (KES), an Ohio corporation formed November 12, 1993 to engage in the business of investing in, developing, maintaining, operating, and managing golf courses and adjoining residential communities. (See Note 2).

KES owns directly or indirectly 100% of (1) DPMG, Inc., a Delaware corporation formed in January 1996, (2) OTP, Inc., an Oklahoma corporation formed in September 1994, (3) Delos Partners, Inc., an Ohio corporation formed in December 1993 and (4) Landmark Hellas, Inc. (formerly Landmark International Corp.) an Oklahoma corporation formed in December 1998. The primary assets of the acquired companies consist of interests in undeveloped land and golf and real estate management and development contracts.

KES also owns Class B limited partnership interests in New Delos Partners, L.P., a Delaware limited partnership that invests in golf courses and related residential developments. KES has no monetary investment in New Delos Partners, L.P. and participates in profits only after Class A partners (financial investors) have recovered their investment and a preferred return on that investment. Based on performance to date, it appears that Class A partnership interests will be entitled to all future profits, with no foreseeable allocation of profit to Class B partnership interests.

(IV) Non-operating subsidiary: At December 31, 2003, the Company also owned all of the outstanding stock of its non-operating subsidiary, Oak Tree Savings Bank, S.S.B., which entity had no assets or liabilities at December 31, 2003 and 2002.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Landmark Land Company, Inc., Landmark of Spain, Inc., KES, Inc., DPMG, Inc., Delos Partners, Inc., OTP, Inc., and Landmark Hellas, Inc., collectively referred to as “the Companies”. Revenues and expenses of KES, Inc. and its subsidiaries are included only for the period subsequent to the Company’s acquisition date of August 31, 2003. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents: Cash equivalents consist of financial instruments with original maturities of three months or less. The Companies maintain cash accounts which may exceed federally insured limits during the year. The Companies do not believe that this results in any significant credit risk.

Accounts receivable and concentrations of credit risk: Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2003 and 2002, no allowance was considered necessary.

Property and equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	7-10 years
Machinery and equipment	3-8 years

Recognition of revenue: Fees for property management and golf design are recognized when earned under the related contracts, generally when the services are performed. Revenue earned under construction supervision contracts is earned on the percentage of completion method as construction costs are incurred.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)

Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Foreign currency translation: The assets and liabilities of the Company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated as a separate component of stockholders’ equity until the foreign entity is sold or liquidated.

Earnings per share: Earnings per share (EPS) are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are not presented as the Company has no common stock equivalents. The following is a reconciliation of the numerators and denominators used in the calculation of basic loss per share:

	Year Ended December 31,
	2003	2002
Basic
Net loss	$(190,531)	$(1,386,392)
Weighted average common shares outstanding	5,610,805	7,195,954
Loss per common share	$(.03)	$(.19)

Impairment of long-lived assets: In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

Fair value of financial instruments: The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, receivables, and payables approximates cost due to the short period of time to maturity.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)

Real estate and golf management contract rights: The Company, through its KES subsidiary, owns management, development and profit participation contract rights in various real estate and golf properties in the United States and Spain. These contracts are for the management of various golf courses and real estate properties. At December 31, 2003, these contract rights are reflected in the consolidated balance sheet at allocated cost of $4,945,587, less amortization of $144,720 for the four months ended December 31, 2003. Amortization of golf management contracts is recognized on a straight-line basis over three years. Amortization of real estate development and management contracts is recorded on the gross revenue ratio method over the expected life of each contract of six to eighteen years. Estimated amortization for the next five years is as follows:

Year Ending
December 31	Amount
2004	$433,300
2005	477,900
2006	430,500
2007	509,800
2008	410,100

2.	Acquisition

On August 31, 2003, the Company acquired KES, Inc. and subsidiaries (KES). The principal shareholder of the Company held a minority ownership position in KES. The shareholders of KES received a total of 2,699,958 shares of the $.50 par value common stock of the Company, which shares were previously held as treasury stock. Because of the limited market for the Company’s common stock, the Company recorded the transaction at the fair value of the net assets acquired, the most reliable determinant of value available. KES’s assets were determined to have a fair value of approximately $7.5 million (book value of approximately $1.1 million). The fair value of the liabilities were approximately $2.1 million (approximately equal to the seller’s carrying value.) The purchase price of approximately $5.4 million was allocated among the acquired assets and liabilities based on their respective estimated fair values as follows:

Contract rights acquired	$4,946,000
Interest in real estate held for sale	1,250,000
Reimbursable pre-acquisition costs	447,000
Cash, accounts receivable and other assets	870,000
Notes payable	(1,234,000)
Accounts payable and accrued expenses	(654,000)
Deferred revenue	(225,000)

Total	$5,400,000

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

2. Acquisition (continued)

The unaudited pro forma information for the periods set forth below gives effect to the above noted acquisition as if it had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

	2003	2002
Revenue	$2,806,129	$2,116,056
Loss from operations	$(995,966)	$(1,777,877)
Net loss	$(65,742)	$(1,727,279)
Net loss per share	$(.01)	$(0.17)

3. Property and equipment

At December 31, 2003, property and equipment consist of the following assets acquired in the KES transaction. The Company had no property and equipment at December 31, 2002.

Furniture and fixtures	$13,835
Machinery and equipment	13,181

27,016
Less: Accumulated depreciation	(3,698)

Total property and equipment	$23,318

4. Interest in real estate held for sale

The Company, through second tier subsidiaries acquired August 31, 2003, owns the following interests in real estate held for sale at December 31, 2003:

Hana, HI - 45% participating interest in a first mortgage on approximately 128 acres, at allocated cost, which approximates estimated fair value at August 31, 2003	$1,250,000
Edmund, OK - Capitalized development costs on one residential lot, at cost	41,782

Total interest in real estate held for sale	$1,291,782

5. Reimbursable pre-acquisition costs

Reimbursable pre-acquisition costs represent amounts to be capitalized as a cost of real estate expected to be acquired or to be recovered from landowners as reimbursement for costs incurred in planning and financing on projects not acquired. The December 31, 2003 balance relates to a project in Barbados for which the Company expects reimbursement. The December 31, 2002 balance relates to the venture in Spain that was formed in 2003; however, the costs deferred at December 31, 2002 were expensed as administrative start-up costs in 2003 when the nature and terms of the Spain investment were finally determined.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

6. Stockholders’ equity

The Company restated the common stock and additional paid-in capital accounts at January 1, 2002 by increasing common stock and decreasing additional paid-in capital by $150,787 to reflect capital stock outstanding at its par value of $.50 per share. This restatement had no effect on total stockholders’ equity.

In October 2002, the Company purchased 3,285,270 shares of the Company’s common stock from a major shareholder for $1 per share. In August 2003, the Company reissued 2,699,958 shares of treasury stock in exchange for 100% of the outstanding capital stock of KES, Inc. as discussed in Note 1.

7. Notes payable

The Company is obligated on a $600,000 note to a third party that was entered into to fund the operating needs of DPMG, Inc. The unsecured note is due on demand and bears interest at the prime rate plus 2% (6% at December 31, 2003). The note has an outstanding principal balance of $600,000 plus accrued interest of $39,281 at December 31, 2003.

8. Leasing activities

The Companies lease office space in Upper Marlboro, Maryland and an apartment in Puerto Rico on a month-to-month basis. Rent expense related to these leases is included in general and administrative expenses and was $8,850 for the four months included in the 2003 consolidated statement of operations.

9. Management agreements

(A) Revenue: DPMG entered into various agreements with affiliates of New Delos Partners, L.P., an affiliated entity, to provide planning and construction management, property management, and golf operational management. Total fees earned from these contracts were $444,244 in the four months included in the 2003 consolidated statement of operations. At December 31, 2003, $722,528 is due from these contracts, of which $68,102 has been classified as a long-term receivable with collection expected when the golf course achieves positive cash flows.

DPMG also has a consulting agreement with Landmark Developments of Spain, S.L. Fees earned under this agreement during the four months of 2003 subsequent to DPMG’s acquisition by the Company totaled $120,000. At December 31, 2003, $263,682 in fees and reimbursable expenses is due to DPMG under this agreement.

(B) Expense: In March 2002, the Company entered into an agreement with DPMG to provide day to day operational support. Fees paid to DPMG by the Company totaled $500,000 for the year ended December 31, 2002 and $487,500 for the eight months of 2003 before the Company acquired DPMG on August 31, 2003.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

10. Proceeds from settlements

During the second quarter of 2003, the Company received $953,670 in settlement of a claim against the United States under the Equal Access to Justice Act. The Company also settled claims by two law firms for unpaid legal expenses dating from the early 1990’s and recognized income of $479,268, the difference between the previously recorded liability and the agreed settlement amounts.

11. Notes and advances payable - affiliates

The Companies have the following notes and advances payable to various affiliates as of December 31, 2003 and 2002:

	2003	2002
Advances payable to Barton Theater Company (owned by a stockholder of the Company), bearing interest at 15%, payable on demand. Accrued interest on these advances totaled $383,395 at December 31, 2003.	$333,599	$—
Notes payable to a stockholder of the Company, bearing interest at the prime rate plus 1%, due in $100,000 increments plus accrued interest on May 11, 2004, September 10, 2004 and February 6, 2005. Accrued interest on these notes totaled $38,763 at December 31, 2003. Interest is due and payable annually as it accrues.	300,000	—
Payable to DPMG, Inc., non-interest bearing, payable on demand	—	14,896
Payable to New Delos Partners, L.P., non-interest bearing, payable on demand.	6,579	—

	640,178	14,896
Less: Current portion	(540,178)	(14,896)

Long-term notes payable	$100,000	$—

At December 31, 2003, the scheduled future principal payments are as follows:

2004	$540,178
2005	100,000

Total	$640,178

12. Retirement plan

DPMG sponsors a 401(k) defined contribution plan covering all eligible employees effective July 1, 2001. Employees may elect to contribute to the plan on a pre-tax basis, within certain percentage limitations. DPMG makes a non-elective 3% matching contribution to the plan. DPMG’s matching contribution for the four months ended December 31, 2003 was $21,014.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

13. Income taxes

A reconciliation of the benefit for income taxes calculated at statutory rates to the actual benefit recognized in the financial statements for the year ended December 31, 2003, is as follows:

Federal income tax benefit at maximum statutory rate	$(64,800)
State income taxes, net of federal tax benefit	(8,800)
Change in valuation allowance	73,600

Deferred income tax benefit	$—

The components of the deferred income tax asset (liability) at December 31, 2003 and 2002, are as follows:

	2003	2002
Net operating loss carryforward	$61,410,000	$61,130,600
Basis difference in foreign operation	169,000	—
Accrued vacation	39,000	—
Depreciation	9,000	—
Contract rights basis difference	(2,500,000)	—
Accrued interest	134,000	—

	59,261,000	61,130,600
Valuation allowance	(59,261,000)	(61,130,600)

Net deferred income tax benefit	$—	$—

The Company provides income taxes for unremitted earnings of its foreign equity investee which are not considered permanently reinvested in that operation.

In connection with the valuation of assets and liabilities of KES, a net deferred tax liability of $1,943,200 was recognized. This deferred tax liability has been netted with other deferred tax assets and liabilities of the Company in consolidation. A full valuation allowance has been provided for the net deferred assets determined at December 31, 2003.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

13. Income taxes (continued)

At December 31, 2003, the Company has the following net operating loss carryforwards to reduce future federal and state taxable income:

Expiring
Year Ending
December 31	Amount
2005	$10,474
2007	52,224
2008	57,216
2009	213,705
2010	40,759
2016	7,817
2017	438,005
2018	2,918
2019	7,261
2020	319,637
2021	205,135
2022	157,474,177

Total	$158,829,328

Approximately $1,097,000 of the above carryforwards, expiring between 2018 and 2022 are subject to limitations under IRS Code Section 382.

14. Commitments and contingencies

The Company and its subsidiaries have been named as defendant in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

15. Geographical information

The Company considers itself to operate in a single industry segment. Operations in geographical areas are summarized below:

Years Ended December 31	2003	2002
Total revenue
United States	$817,388	$—
Spain	120,000	—

	$937,388	$—

Long-lived assets
United States	$6,158,732	$14,896
Spain	472,812	—

	$6,631,544	$14,896

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

16. New accounting standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement, which is effective for years ending after December 15, 2003 amends SFAS 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 regardless of the accounting method used to account for stock-based compensation. The Company does not have stock-based compensation and, therefore this new standard had no effect on the Company’s consolidated financial position and results of operations.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51 revised by Interpretation 46 (revised) in December 2003, which expands on and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity (“VIE”) does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Adoption did not have any impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

16. New accounting standards (continued)

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

17. Reclassifications

Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation. These reclassifications had no impact on previously reported net loss.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK LAND COMPANY, INC.

/s/ GERALD G. BARTON Gerald G. Barton
President
March 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GERALD G. BARTON Gerald G. Barton	Chairman of the Board of Directors President/Chief Executive Officer	March 26, 2004

/s/ JOE V. OLREE Joe V. Olree	Vice President/Chief Financial Officer	March 26, 2004

/s/ WILLIAM W. VAUGHAN, III William W. Vaughan, III	Vice President/Assistant Secretary Director	March 26, 2004

/s/ BERNARD G. ILLE Bernard G. Ille	Director	March 26, 2004

/s/ ROBERT W. WHITE Robert W. White	Director	March 26, 2004

LANDMARK LAND COMPANY, INC.

FORM 10-KSB

EXHIBIT INDEX

Exhibit
Number
16	Letter on Change in Certifying Accountant
21	Subsidiaries of Small Business Issuer
31.1	Section 302 Certification of Gerald G. Barton
31.2	Section 302 Certification of Joe V. Olree
32.1	Section 906 Certification of Gerald G. Barton.
32.2	Section 906 Certification of Joe V. Olree.