Form 10QSB
period 2004-03-31
LANDMARK LAND CO INC/DE
filed 2004-05-11
CIK 749028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number :

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,415,708 shares of common stock, $0.50 par value per share as of March 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

Landmark Land Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

March 31, 2004
(Unaudited)

Assets

Current assets

Cash	$2,005,858

Accounts receivable	162,681

Receivable from affiliates	1,077,459

Accounts receivable employees	1,246

Other assets	47,734

Total current assets	3,294,978

Other assets

Receivable from affiliate-deferred fees	68,889

Operating properties and equipment, net	23,617

Investment in unconsolidated affiliate	626,200

Preacquisition costs reimbursable	447,475

Real estate held for sale	1,291,782

Intangible contract rights, net	4,696,237

Total other assets	7,154,200

Total assets	$10,449,178

Liabilities and Stockholders’ Equity

Current liabilities

Accounts payable and accrued expenses	$82,722

Accrued payroll & related expenses	101,989

Accrued interest due affiliates	438,730

Accrued interest due others	48,822

Notes payable, due within one year	600,000

Payable to affiliates, due within one year	677,322

Total liabilities	1,949,585

Stockholder’s equity

Capital stock, $.50 par value, 20,000,000 shares authorized, 8,804,468 shares issued, 7,415,708 shares outstanding	4,402,234

Additional paid in capital	30,382,797

Treasury stock, 1,388,760 shares, at cost	(1,388,760)

Accumulated deficit	(24,842,811)

Accumulated comprehensive loss	(53,867)

Total stockholders’ equity	8,499,593

Total liabilities and stockholders’ equity	$10,449,178

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue:
Consulting and management fees	$608,526	$—

Operating expenses
Payroll and related expenses	682,067	—
Amortization and depreciation	106,641	—
General and administrative	124,184	240,603

Total operating expenses	912,892	240,603

Loss from operations	(304,366)	(240,603)

Other income (expense):
Interest income	6,260	15,272
Interest expense	(26,113)	—
Equity in loss of unconsolidated affiliate	(132,677)	(75,638)

Total other (expense)	(152,530)	(60,366)

Net loss	$(456,896)	$(300,969)

Loss per common share(1)	$(0.06)	$(0.06)

Weighted average shares outstanding	7,415,708	4,715,750

(1)	Diluted earnings per share are not presented as the company has no common stock equivalents.

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended
	March 31,

	2004	2003

Net loss	$(456,896)	$(300,969)

Other comprehensive loss:

Foreign currency translation adjustments	(98,954)	—

Comprehensive loss	$(555,850)	$(300,969)

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period	$(456,896)	$(300,969)

Adjustments to reconcile net loss to net cash provided (used) in operating activities:

Equity in loss of unconsolidated subsidiary	132,677	75,638

Depreciation and amortization	106,641	—
(Increase) decrease in

Accounts receivable	68,654	(463)

Receivable from affiliates	(122,994)	—

Other assets	10,191	35,749
Increase (decrease) in

Accounts payable and accrued expenses	9,611	(30,205)

Accrued interest	26,113	—

Net cash provided (used) in operating activities	(226,003)	(220,250)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of operating equipment	(2,310)	—

Investment in unconsolidated affiliate	(987,393)	(95,987)

Net cash used in investing activities	(989,703)	(95,987)

Net increase (decrease) in cash during period	(1,215,706)	(316,237)

Cash balance, beginning of period	3,221,564	4,355,620

Cash balance, end of period	$2,005,858	$4,039,383

The accompanying notes are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

     On August 31, 2003, Landmark Land Company, Inc. (the “company”) acquired all of the outstanding capital shares of KES, Inc. (“KES”), a golf-oriented real estate development and management entity, as reported in Form 8-K and Form 8-K/A filed September 10 and November 11, 2003, respectively.

     The accompanying financial statements include the assets, liabilities, revenues and expenses of the company and its wholly-owned subsidiaries, Landmark of Spain, Inc. and KES, Inc. and the KES subsidiaries, DPMG, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. Revenues and expenses of KES and its subsidiaries are included only for the period subsequent to the company’s acquisition date of August 31, 2003, i.e., for the first quarter of 2004, but not for the first quarter of 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L., as discussed in Form 10-QSB filed May 15, 2003. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results from start up operations for the three months ended March 31, 2004 and 2003:

	2004	2003
Revenue	$—	$—
Gross profit	$—	$—
Loss from continuing operations	$(265,355)	$(131,016)
Net loss	$(265,355)	$(131,016)

2.	Earnings Per Share

     The computations of basic earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings (loss) per share are not presented as the company has no common stock equivalents.

3.	Income Taxes

     No provision for income taxes is included in the Statements of Operations since the company incurred a net loss in both periods reported.

Item 2. Plan of Operation

     Prior to the company’s acquisition of KES, Inc. on August 31, 2003, the company had minimal ongoing operations. Subsequent to the aforementioned acquisition, the company, through its subsidiaries, has continued the acquired golf-related management operations and intends to expand same as the opportunity arises with particular emphasis on opportunities in Spain and Portugal. The company may also pursue investment opportunities in U.S. golf-related real estate projects.

     Barring unforeseen circumstances, the company currently has sufficient cash to maintain its current operations for the next two years. Unless such cash is used for future investment opportunities, no additional cash will need to be raised. However, in the event cash were needed for an investment opportunity or otherwise, the company has explored the possibility of issuing preferred stock. The company feels that this vehicle could be an attractive method for raising cash in the future on terms favorable to the company. There can be no assurance, however, that any such additional capital will be available in the future.

     Unless the management operations expand rapidly or the company acquires a golf course or other real estate operation, the company does not expect any significant changes in the number of employees or any material purchase or sale of plant or other significant equipment.

     Our performance over the next twelve months will be subject to a number of business factors, including those beyond our control, such as economic downturn and an oversupply of golf courses, as well as the increased level of competition and our ability to successfully market our services in the face of such competition. There can be no assurance that we will be able to successfully implement our marketing strategy to sell our management services or to generate significant revenue out of new projects. In addition, because the company has had only limited operations to-date, there can be no assurance that our estimates will prove to be accurate or that unforeseen events will not occur.

Item 3. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     During the first quarter of 2004, the company was not involved in any material litigation. However, on May 3, 2004, a subsidiary of the company filed an action in U.S. District Court for the District of South Carolina, Charleston Division, Case No. 2 04 1380 23, for the collection of unpaid fees of approximately $530,000.00 and other damages arising from work performed on a proposed golf development project on the island of Barbados. The defendants have not yet replied to the action. While the company believes that it will prevail on its claims, the ultimate outcome of the suit is uncertain at this time.

Items 2 through 4 of this report on Form 10-QSB are not applicable.

Item 5. Other Information

     The company currently does not have in place procedures by which security holders may recommend nominees to the company’s Board of Directors.

Item 6. Exhibits

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004		LANDMARK LAND COMPANY, INC. (Registrant)

	By:	/s/ GERALD G. BARTON

Gerald G. Barton President and Chief Executive Officer

	By:	/s/ JOE V. OLREE

Joe V. Olree Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.

FORM 10-QSB

EXHIBIT INDEX

Exhibit
Number
31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree