Form 10QSB
period 2004-06-30
LANDMARK LAND CO INC/DE
filed 2004-08-11
CIK 749028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,415,708 shares of common stock, $0.50 par value per share as of June 30, 2004.

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

PART I – FINANCIAL INFORMATION .

Item 1. Condensed Consolidated Financial Statements

Landmark Land Company, Inc.

Condensed Consolidated Balance Sheet

June 30, 2004

(Unaudited)

Assets
Current assets
Cash	$1,343,045
Accounts receivable	334,564
Receivable from affiliates	1,464,661
Receivable from employees	1,139
Other current assets	127,237

Total current assets	3,270,646

Real estate and golf management contract rights acquired
Long Island, NY	1,480,000
Hudson Valley, NY	2,550,000
Spain	500,000
South Padre Island, TX	180,000
Golf management contracts	235,587

4,945,587
Less accumulated amortization	(382,962)

Total real estate and golf management contract rights acquired, net	4,562,625

Other assets
Investment in unconsolidated affiliate	462,314
Receivable from affiliate-deferred fees	69,708
Reimbursable pre-acquisition costs	447,475
Interest in real estate held for sale	1,250,000
Property and equipment, net	21,486

Total other assets	2,250,983

Total assets	$10,084,254

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$29,581
Accrued payroll and related expenses	139,530
Accrued interest due affiliates	455,447
Accrued interest due others	58,404
Short-term notes payable	600,000
Notes and advances payable to affiliates	675,703

Total liabilities	1,958,665

Stockholders’ equity
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,415,708 shares outstanding	4,402,234
Additional paid-in capital	30,382,797
Treasury stock, at cost, 1,388,760 shares	(1,388,760)
Accumulated deficit	(25,212,235)
Accumulated other comprehensive loss	(58,447)

Total stockholders’ equity	8,125,589

Total liabilities and stockholders’ equity	$10,084,254

See Accompanying Notes

Landmark Land Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Consulting and management fees	$782,253	$—	$1,390,779	$—

Operating expenses
Payroll and related expenses	708,044	—	1,390,111	—
Other general and administrative expenses	127,530	438,087	251,714	678,690
Depreciation and amortization	135,743	—	242,384	—

Total operating expenses	971,317	438,087	1,884,209	678,690

Loss from operations	(189,064)	(438,087)	(493,430)	(678,690)

Other income (expenses)
Interest income	5,251	13,153	11,511	28,425
Interest expense	(26,305)	—	(52,418)	—
Proceeds from litigation settlement	—	953,670	—	953,670
Settlement of previously recorded liability	—	479,268	—	479,268
Equity in loss of unconsolidated affiliate	(159,306)	(76,062)	(291,983)	(151,700)

Total other income (expenses)	(180,360)	1,370,029	(332,890)	1,309,663

Net income (loss)	$(369,424)	$931,942	$(826,320)	$630,973

Earnings (loss) per common share	$(0.05)	$0.20	$(0.11)	$0.13

Weighted average shares outstanding	7,415,708	4,715,750	7,415,708	4,715,750

Diluted earnings per share are not presented as the Company has no common stock equivalents.

See Accompanying Notes

Landmark Land Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(369,424)	$931,942	$(826,320)	$630,973
Other comprehensive loss
Foreign currency translation adjustments	(4,580)	(9,408)	(103,534)	(9,408)

Comprehensive income (loss)	$(374,004)	$922,534	$(929,854)	$621,565

See Accompanying Notes

Landmark Land Company, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Net income (loss) for the period	$(826,320)	$630,973
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	242,384	—
Settlement of previously recorded liability	—	(479,268)
Equity in loss of unconsolidated subsidiary	291,983	151,700
(Increase) decrease in
Accounts receivable	(103,229)	—
Receivable from affiliates	(548,159)	—
Other assets	(69,205)	(189,250)
Increase (decrease) in
Accounts payable to affilliates	35,525	—
Accounts payable and accrued expenses	(37,116)	(60,813)
Accrued payroll and related expenses	31,127	—
Accrued interest	52,412	—

Net cash provided (used) by operating activities	(930,598)	53,342

Cash flows from investing activities
Purchase of equipment	(2,310)	—
Sale of real estate	41,782	—
Investment in unconsolidated affiliate	(987,393)	(263,195)

Net cash used in investing activities	(947,921)	(263,195)

Net (decrease) in cash during period	(1,878,519)	(209,853)
Cash balance, beginning of period	3,221,564	4,355,620

Cash balance, end of period	$1,343,045	$4,145,767

See Accompanying Notes

Landmark Land Company, Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

     On August 31, 2003, the company acquired KES, Inc. and subsidiaries (KES). KES owned, directly or indirectly, 100% of the outstanding capital stock of DPMG, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc., whose primary assets consist of real estate and golf and real estate management and development contracts having a net fair value of approximately $5.4 million. The principal shareholder of the company held a minority ownership position in KES. The shareholders of KES received a total of 2,699,958 shares of the $.50 par value common stock of the company, which shares were previously held as treasury stock. Because of the limited market for the company’s common stock, the company recorded the transaction at the fair value of the net assets acquired, the most reliable determinant of value available. KES’s assets were determined to have a fair value of approximately $7.5 million (book value of approximately $1.1 million). The fair value of the liabilities were approximately $2.1 million (approximately equal to the seller’s carrying value.) The purchase price of approximately $5.4 million was allocated among the acquired assets and liabilities based on their respective estimated fair values.

     The accompanying financial statements include the assets, liabilities, revenues and expenses of the company and its wholly-owned subsidiaries, Landmark of Spain, Inc. and KES, Inc. and the KES subsidiaries, DPMG, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. Revenues and expenses of KES and its subsidiaries are included only for the periods in 2004, and not for the periods in 2003 prior to the company’s acquisition date of August 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L., as discussed in Form 10-QSB filed May 15, 2003. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results from start up operations for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	—	—	—	—
Gross profit	—	—	—	—
Loss from continuing operations	$(318,611)	$(172,383)	$(583,966)	$(303,399)
Net loss	$(318,611)	$(172,383)	$(583,966)	$(303,399)

     Effective June 30, 2004, KES, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. were merged into DPMG Inc. in a tax-free reorganization under Internal Revenue Code Section 368.

2. Earnings Per Share

     The computations of basic earnings (loss) per share and diluted earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128. Weighted shares outstanding during the respective periods reported reflect approximately 2.7 million treasury shares reissued to the KES shareholders in August 2003.

3. Reclassifications

     Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation. These changes had no effect on net income.

4. Income Taxes

     No provision for income taxes is included in the Statements of Operations since 2003 taxable income was offset by net operating losses carried over from prior periods and the company experienced operating losses in 2004.

5. Pro Forma Financial Information

     As stated in Note 1, the accompanying statement of operations includes the operations of KES and its subsidiaries in 2004. The following table shows how the transaction might have affected the company’s historical operating statements if the transaction had been consummated at January 1, 2003.

Pro Forma Operating Information
For the Six Months Ended June 30, 2003

Revenue	$1,357,985
Operating (loss)	$(585,881)
Net income	$667,253
Basic earnings per share	$.09

Additional pro forma financial information is available in the amendment to the company’s Form 8-K originally filed with the Securities and Exchange Commission on September 7, 2003 and amended on November 7, 2003.

Item 2. Plan of Operation

     Prior to the company’s acquisition of KES, Inc. on August 31, 2003, the company had minimal ongoing operations. Subsequent to the aforementioned acquisition, the company, through its subsidiaries, has continued the acquired real estate and golf management operations and is pursuing additional management opportunities, primarily in Spain and Portugal. The company is also pursuing investment opportunities in U.S. golf-related real estate projects and is currently in discussions regarding the purchase of a project near South Padre Island, Texas which is currently under the company’s management. No definitive agreement has yet been reached on such purchase.

     Barring future investments requiring significant cash or other unforeseen circumstances, the company will not require additional cash to maintain its current operations for the next twelve months. However, in the event cash were needed for an investment opportunity or otherwise, the company has explored the possibility of issuing preferred stock. The company feels that this vehicle could be an attractive method for raising cash in the future on terms favorable to the company. There can be no assurance, however, that any such additional capital will be available in the future.

     Unless the management operations expand rapidly, the company does not expect any significant changes in the number of employees or any material purchase or sale of property or equipment. However, in the event the company were to acquire a golf course or other real estate operation, additional employees would be required to manage such investment.

     Our performance over the next twelve months will be subject to a number of business factors, including those beyond our control, such as economic downturn and an oversupply of golf courses, as well as the increased level of competition and our ability to successfully market our services in the face of such competition. There can be no assurance that we will be able to successfully implement our marketing strategy to sell our management services or to generate significant revenue out of new projects. The downturn in the golf business over the last several years has adversely affected the ability of many golf operations to satisfy its cash flow requirements and, as a result thereof, the company has accrued management fees receivable from a number of its golf management operations. While the company feels that these receivables are collectible, there can be no assurance that such fees will be paid in full.

     The Company has had active operations for less than a year. Since most of the investment opportunities which the company is pursuing generally take multi-year periods to mature and generate revenue, the company is currently exploring a number of ways to generate short-term fee income in order to support its current operational costs. One source of potential fee income involves the management of distressed golf properties on behalf of lenders and servicers. The company believes that the oversupply of golf courses and general downturn in the golf business should generate a growing business in this area over the next several years and the company feels that it has the resources to successfully compete for such business, however, there are no assurances the company will generate any significant revenue from such management agreements.

Item 3. Controls and Procedures

     The company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     On May 3, 2004, a subsidiary of the company filed an action in U.S. District Court for the District of South Carolina, Charleston Division, Case No. 2 04 1380 23, for the collection of unpaid fees of approximately $530,000 and other damages arising from work performed on a proposed golf development project on the island of Barbados. Since the filing of the action, the company and the defendants in such action have been in discussions regarding the timing and form of payment of these claims. During the second quarter of 2004, the company was not involved in any other material litigation.

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

Date: August 11, 2004	LANDMARK LAND COMPANY, INC.
(Registrant)

	By:	/s/ GERALD G. BARTON Gerald G. Barton President and Chief Executive Officer

	By:	/s/ JOE V. OLREE Joe V. Olree Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.

FORM 10-QSB

EXHIBIT INDEX

Exhibit
Number
31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree