Form 10QSB
period 2004-09-30
LANDMARK LAND CO INC/DE
filed 2004-11-10
CIK 749028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes [X]  No  [   ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  [   ] No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,415,708 shares of common stock, $0.50 par value per share as of September 30, 2004.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2004

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

PART I – FINANCIAL INFORMATION .

Item 1. Condensed Consolidated Financial Statements

Landmark Land Company, Inc.

Condensed Consolidated Balance Sheet

September 30, 2004

(Unaudited)

Assets
Current assets
Cash	$1,091,398
Accounts receivable	89,436
Receivable from affiliates	1,906,978
Receivable from employees	1,191
Other current assets	107,263

Total current assets	3,196,266

Real estate and golf management contract rights acquired
Long Island, NY, net of impairment loss provision of $922,083	557,917
Hudson Valley, NY	2,550,000
Spain	500,000
South Padre Island, TX	180,000
Golf management contracts	235,587

4,023,504
Less accumulated amortization	(504,962)

Total real estate and golf management contract rights acquired, net	3,518,542

Other assets
Investment in unconsolidated affiliate	243,062
Receivable from affiliate-deferred fees	70,522
Reimbursable pre-acquisition costs	447,475
Interest in real estate held for sale	1,250,000
Property and equipment, net	19,355

Total other assets	2,030,414

Total assets	$8,745,222

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$35,289
Accrued payroll and related expenses	133,824
Accrued interest due affiliates	470,161
Accrued interest due others	68,754
Short-term notes payable	600,000
Notes and advances payable to affiliates	702,051

Total liabilities	2,010,079

Stockholders’ equity
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,415,708 shares outstanding	4,402,234
Additional paid-in capital	30,382,797
Treasury stock, at cost, 1,388,760 shares	(1,388,760)
Accumulated deficit	(26,609,369)
Accumulated other comprehensive loss	(51,759)

Total stockholders’ equity	6,735,143

Total liabilities and stockholders’ equity	$8,745,222

See Accompanying Notes

Landmark Land Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue
Consulting and management fees	$780,476	$206,963	$2,171,255	$206,963

Operating expenses
Payroll and related expenses	658,143	204,824	2,048,254	204,824
Other general and administrative expenses	224,306	363,316	476,020	1,042,006
Depreciation and amortization	124,131	35,233	366,515	35,233
Estimated impairment loss	922,083	—	922,083	—

Total operating expenses	1,928,663	603,373	3,812,872	1,282,063

Loss from operations	(1,148,187)	(396,410)	(1,641,617)	(1,075,100)

Other income (expenses)
Interest income	4,466	10,074	15,977	38,499
Interest expense	(27,473)	(13,634)	(79,891)	(13,634)
Proceeds from litigation settlement	—	—	—	953,670
Settlement of previously recorded liability	—	—	—	479,268
Equity in loss of unconsolidated affiliate	(225,940)	(83,260)	(517,923)	(234,960)

Total other income (expenses)	(248,947)	(86,820)	(581,837)	1,222,843

Net income (loss)	$(1,397,134)	$(483,230)	$(2,223,454)	$147,743

Earnings (loss) per common share	$(0.19)	$(0.09)	$(0.30)	$0.03

Weighted average shares outstanding	7,415,708	5,596,171	7,415,708	5,012,449

Diluted earnings per share are not presented as the Company has no common stock equivalents.

See Accompanying Notes

Landmark Land Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,397,134)	$(483,230)	$(2,223,454)	$159,121
Other comprehensive loss
Foreign currency translation adjustments	6,688	(1,108)	(96,846)	(10,516)

Comprehensive income (loss)	$(1,390,446)	$(484,338)	$(2,320,300)	$148,605

See Accompanying Notes

Landmark Land Company, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Net income (loss) for the period	$(2,223,454)	$159,121
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	366,515	36,153
Estimated impairment loss	922,083	—
Settlement of previously recorded liability	—	(479,268)
Equity in loss of unconsolidated subsidiary	517,923	234,960
(Increase) decrease in
Accounts receivable	141,899	1,624
Receivable from affiliates	(991,290)	(150,332)
Other assets	(49,283)	(37,633)
Increase (decrease) in
Accounts payable to affiliates	61,873	—
Accounts payable and accrued expenses	(31,408)	(192)
Accrued payroll and related expenses	25,421	—
Accrued interest	77,476	8,231
Other liabilities and deferred credits	—	(225,000)

Net cash provided (used) by operating activities	(1,182,245)	(452,336)

Cash flows from investing activities
Purchase of equipment	(2,310)	(640)
Sale of real estate	41,782	—
Investment in unconsolidated affiliate	(987,393)	(263,194)
Preacquisition costs capitalized or reimbursable	—	14,896

Net cash used in investing activities	(947,921)	(248,938)

Cash flows from financing activities
Loans from affiliates	—	(14,896)
KES cash acquired for treasury stock issued	—	118,297

Net cash provided (used) by financing activities	—	103,401

Net (decrease) in cash during period	(2,130,166)	(597,873)
Cash balance, beginning of period	3,221,564	4,355,620

Cash balance, end of period	$1,091,398	$3,757,747

See Accompanying Notes

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

     The accompanying financial statements include the assets, liabilities, revenues and expenses of the company and its wholly-owned subsidiaries, Landmark of Spain, Inc. and KES, Inc. and the KES subsidiaries, DPMG, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. Revenues and expenses of KES and its subsidiaries are included only for the periods subsequent to the company’s acquisition date of August 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L., as discussed in Form 10-QSB filed May 15, 2003. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results from start up operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	—	—	—	—
Gross profit	—	—	—	—
Loss from continuing operations	$(451,880)	$(196,520)	$(1,035,846)	$(499,919)
Net loss	$(451,880)	$(196,520)	$(1,035,846)	$(499,919)

     Effective June 30, 2004, KES, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. were merged into DPMG Inc. in a tax-free reorganization under Internal Revenue Code Section 368.

2. Estimated Impairment of Real Estate and Management Contract Rights

     The company periodically reviews the carrying amount of its real estate and management contract rights. During the third quarter review, the company determined that the fair value of its management contract for property on Long Island, New York was less than the related carrying amount on the balance sheet and, accordingly, recorded an estimated impairment loss of $922,083 to reduce the carrying amount to the contract’s fair value. The company’s contract provides for planning, obtaining regulatory approvals and subsequent development of approximately 320 acres of industrial land on Long Island. Development approvals for the property have been delayed and now appear doubtful, since a local public university has threatened condemnation of a significant portion of the property for expansion of its campus. While negotiations with the university continue, the company determined to reduce the carrying value of the contract to the amount of the minimum cancellation fee to be paid in the event the owner cancels the management contract.

3. Earnings Per Share

     The computations of basic earnings (loss) per share and diluted earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128. Weighted shares outstanding during the respective periods reported reflect approximately 2.7 million treasury shares reissued to the KES shareholders in August 2003.

4. Reclassifications

     Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation. These changes had no effect on net income.

5. Income Taxes

     No provision for income taxes is included in the Statements of Operations since 2003 taxable income was offset by net operating losses carried over from prior periods and the company has experienced operating losses during the first nine months of 2004.

6. Pro Forma Financial Information

     As stated in Note 1, the accompanying statement of operations includes the operations of KES and its subsidiaries in 2004. The following table shows how the transaction might have affected the company’s historical operating statements if the transaction had been consummated at January 1, 2003.

Pro Forma Operating Information
For the Nine Months Ended September 30, 2003

Revenue	$2,075,704
Operating (loss)	$(876,650)
Net income	$283,910
Basic earnings per share	$.04

Additional pro forma financial information is available in the amendment to the company’s Form 8-K originally filed with the Securities and Exchange Commission on September 7, 2003 and amended on November 7, 2003.

Item 2. Plan of Operation

     Prior to the company’s acquisition of KES, Inc. on August 31, 2003, the company had minimal ongoing operations. Subsequent to the aforementioned acquisition, the company, through its subsidiaries, has continued the acquired real estate and golf management operations and is pursuing additional management and investment opportunities in the United States and Europe. Effective October 1, 2004, the company, through its wholly-owned subsidiary DPMG Inc. (“DPMG”), purchased South Padre Island Development, L.P. (“South Padre”), the owner of South Padre Island Golf Club, an eighteen hole championship golf course in the Town of Laguna Vista, Texas. South Padre also owns a portion of the property surrounding the golf course and for the past five years has been in the business of developing residential lots and constructing residential housing around the golf course. Prior to the purchase, DPMG was the contract manager for the golf and real estate development activities at South Padre.

     The consideration paid by DPMG totaled $2,460,000 (subject to closing adjustments), which approximates the net fair value of South Padre’s assets and liabilities. The purchase price was paid $695,000 in cash from the company’s assets, $965,000 was financed by a 5-year, 8% promissory note and the balance of $800,000 consisted of a credit for deferred management fees owed to DPMG by New Delos Partners, L.P., the former owner of South Padre, and certain of its subsidiaries. The note is payable in quarterly installments of interest and principal equal to 4% of quarterly real estate sales proceeds at South Padre. South Padre’s liabilities as of October 1, 2004 include approximately $5,300,000 in short-term bank construction financing previously incurred to finance development and real estate inventory, and approximately $704,000 payable to an affiliate of the company’s chairman and chief executive officer. The company has agreed to guarantee substantially all of South Padre’s construction financing.

     As a result of the purchase, the number of persons employed by the company increased from approximately 20 to approximately 75. Unless the company were to acquire another golf course or real estate operation, the company does not expect any significant additional changes in the number of employees or any material purchase or sale of property or equipment during the next twelve months.

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

     The company’s performance over the next twelve months will be subject to a number of business factors, including those beyond our control, such as economic downturn and an oversupply of golf courses, as well as the increased level of competition and our ability to successfully market our services in the face of such competition. There can be no assurance that we will be able to successfully implement our marketing strategy to sell our management services or to generate significant revenue out of new projects.

     The company has had active operations for approximately one year. Since most of the investment opportunities which the company is pursuing generally take multi-year periods to mature and generate revenue, the company is currently exploring a number of ways to generate short-term fee income in order to support its current operational costs. One source of potential fee income involves the management of distressed golf properties on behalf of lenders and servicers. The company believes that the oversupply of golf courses and general downturn in the golf business should generate a growing business in this area over the next several years and the company feels that it has the resources to successfully compete for such business, however, there are no assurances the company will generate any significant revenue from such management agreements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Other than a pending legal action by the company for the collection of approximately $530,000 in unpaid fees and other damages arising from work performed by the company on a proposed golf development on the island of Barbados, which was reported on Form 10-QSB for the period ending June 30, 2004, the company currently is not involved in any material litigation.

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

Date: November 10, 2004		LANDMARK LAND COMPANY, INC.
(Registrant)

	By:	/s/ GERALD G. BARTON

Gerald G. Barton
President and Chief Executive Officer

	By:	/s/ JOE V. OLREE

Joe V. Olree
Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.

FORM 10-QSB

EXHIBIT INDEX

Exhibit
Number
31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree