Form 10KSB
period 2004-12-31
LANDMARK LAND CO INC/DE
filed 2005-03-30
CIK 749028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

None.
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) ☑ Yes ☐ No, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The issuer’s revenues for its most recent full fiscal year were: $6,111,103.

The aggregate market value of the 2,557,339 shares of voting stock held by non-affiliates of the issuer on March 24, 2005 was $767,202. For the purposes of computing the above market value, the voting stock beneficially held by directors, officers, key employees and 10% or more shareholders of the company was considered as held by “affiliates”. The aggregate market value was computed by reference to the average bid and asked prices of the common stock on such date as reported by Pink Sheets from trading information from the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, $0.50 par value as of December 31, 2004 was 7,415,708.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☑

Landmark Land Company, Inc.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2004

Page
PART I	Number

Item 1. Description of Business	4

Item 2. Description of Properties	6

Item 3. Legal Proceedings	7

Item 4. Submission of Matters to a Vote of Securities Holders	8

PART II
Item 5. Market For Common Equity and Related Stockholder Matters	8

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation	8

Item 7. Financial Statements	12

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12

Item 8.A. Controls and Procedures	12

PART III OTHER INFORMATION

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	13

Item 10. Executive Compensation	14

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15

Item 12. Certain Relationships and Related Transactions	16

PART IV

Item 13. Exhibits	16

Item 14. Principal Accountant Fees and Services	17

Financial Statements	F-1—F-30

Signatures
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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: early terminations of existing golf course management agreements; the company’s ability to expand its golf management business; general demand for the company’s services or products, intense competition from other golf course managers and residential developers/builders; the company’s limited cash flow from operations; changes in laws and regulations affecting the company and/or its services; the outcomes of future litigation and contingencies; trends in the golf and housing industry; changes in local, national and international economies; local and global uncertainties created by the terrorist acts of September 11 and the current war against terrorism; and risks inherent in and associated with doing business in a recreational and/or interest rate sensitive industry. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

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

PART I

Item 1. Description of Business

     (a) Business Development

     Landmark Land Company, Inc. (the “company”), is a Delaware corporation that, prior to October 1991, was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning a savings bank, a mortgage banking company, a life insurance company, and other financial services companies. Substantially all of the company’s operations were owned and its businesses conducted by subsidiaries of Oak Tree Savings Bank, S.S.B. (“OTSB”), Landmark’s savings bank subsidiary headquartered in New Orleans, Louisiana.

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

     During 2000, the company was awarded a judgment against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. A further appeal period expired during the first quarter of 2002 without a further appeal being filed and the company received the full amount of the judgment in March 2002. After settling a number of outstanding claims, the company began to pursue golf and real estate management and development opportunities through the formation or acquisition of subsidiaries as discussed below.

     Landmark of Spain, Inc. In February 2003, the company formed Landmark of Spain, Inc., a Delaware corporation, owned 100% by the company. In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, S.L. to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investments on the equity method. Landmark of Spain, Inc. has invested approximately 1,000,000€ ($1,301,342) in Landmark Developments of Spain, S.L. as of December 31, 2004.

     KES, Inc. Effective August 31, 2003, the company acquired all the outstanding stock of KES, Inc. (“KES”), an Ohio corporation formed November 12, 1993 to engage in the business of investing in, developing, maintaining, operating, and managing golf courses and adjoining residential communities.

     KES owned, directly or indirectly, 100% of (1) DPMG, Inc., a Delaware corporation formed in January 1996, (2) OTP, Inc., an Oklahoma corporation formed in September 1994, (3) Delos Partners, Inc., an Ohio corporation formed in December 1993 and (4) Landmark Hellas, Inc. (formerly Landmark International Corp.), an Oklahoma corporation formed in December 1998. The primary assets of KES and its subsidiaries consisted of interests in undeveloped land and golf and real estate management and development contracts.

     KES also owned Class B limited partnership interests in New Delos Partners, L.P., a Delaware limited partnership (“New Delos”) that invests in golf courses and related residential developments. KES had no monetary investment in New Delos and was entitled to participate in profits only after Class A partners (financial investors) recovered their investment and a preferred return on that investment.

     Effective June 30, 2004, KES, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. were merged into DPMG, Inc. in a tax-free reorganization under Internal Revenue Code Section 368.

     South Padre Island Development, L.P. On October 1, 2004, the company’s wholly-owned subsidiary, DPMG, Inc., acquired South Padre Island Development, L.P., a Delaware limited partnership (“South Padre”). The purchase was closed pursuant to an agreement with New Delos and certain of its subsidiaries. The company owned a Class B partnership interest in New Delos that was carried at no value in its financial statements, and the company’s chairman owned a general partner interest in New Delos. Both interests were returned to New Delos as part of the South Padre acquisition. (Subsequent to the acquisition, the company’s chairman agreed to permit his corporate affiliate to acquire a .5% general partner interest in New Delos to accommodate certain of New Delos’ debt covenants.) South Padre is the owner of South Padre Island Golf Club and its related residential lot and housing development activities in the Town of Laguna Vista, Cameron County, Texas. DPMG has been managing the golf and real estate development activities at South Padre for New Delos since 1995.

     The consideration for DPMG’s purchase totaled $2,460,000, which approximates the net fair value of South Padre’s assets and liabilities. The purchase price was paid (1) $695,000 in cash from the company’s assets ($450,000 initial down payment, plus $245,000 principal reduction on the purchase note), (2) $965,000 by a 5-year, 8% promissory note payable to New Delos (original note amount of $1,350,000 less a cash principal payment of $245,000 and a credit of $140,000 for a portion of management fees owed to DPMG by New Delos) and (3) the balance of $800,000 by a credit for deferred management fees owed to DPMG by New Delos ($140,000 of the credit reduced the principal balance of the note and $660,000 was included in the purchase price). The note is secured by a mortgage on the golf course and certain real estate parcels and is payable in quarterly installments of interest and principal equal to 4% of quarterly real estate sales proceeds at South Padre.

     In addition to the monetary consideration above, DPMG returned to New Delos its Class B partnership interest in New Delos, which interest was carried at no value in the company’s consolidated financial statements. Other terms of the purchase, including (1) the mutual releases of all related parties, (2) the release of a guarantee by the company’s chairman on a loan benefiting another New Delos subsidiary, and (3) the termination of existing management agreements and the execution of new golf operating agreements between New Delos subsidiaries and the company, are included in the purchase agreement dated October 1, 2004 attached to this Form 10-KSB as Exhibit 2 and filed with the company’s Form 8-K on October 7, 2004.

     South Padre’s liabilities at October 1, 2004 included (1) approximately $5,300,000 in short-term bank loans previously incurred to finance development and real estate inventory, (2) approximately $1.0 million payable to DPMG for management fees earned prior to October 1, 2004 and (3) approximately $704,000 payable to an affiliate of the company’s chairman and chief executive officer. The company has agreed to guarantee substantially all of South Padre’s development and construction financing.

     The company accounted for the South Padre acquisition as a purchase. South Padre assets with a book value of approximately $11,300,000 (including assets contributed to South Padre by New Delos on October 1, 2004, prior to DPMG’s purchase) were estimated to have a fair value of approximately $10,640,000. South Padre had previously recognized an impairment in the value of its golf course and related facilities and reduced its book value of those assets by approximately $3,900,000 at December 31, 2003. Liabilities of approximately $8,180,000 (including a liability payable to an affiliate of the company’s chairman and CEO in the approximate amount of $704,000 that was assumed by South Padre from New Delos on October 1, prior to DPMG’s purchase) were considered fairly stated. The negotiated purchase price of approximately $2,460,000 was allocated among the acquired assets and liabilities based on their respective estimated fair values. The acquisition had no effect on the company’s equity.

     (b) Business of Issuer

     In addition to the company’s golf and real estate activity in the South Padre project described above and in Item 2 below, the company’s other business activity currently involves the management of golf courses and golf-related real estate developments owned by third parties. The management agreements cover both operating golf courses and uncompleted golf course developments in various stages of entitlement processing and/or construction.

     The projects under management as of December 31, 2004 are located in New York, Mississippi, Texas, California, Puerto Rico and Spain, however, the company’s management agreement for the Meadowbrook Farms golf course in Houston, Texas, terminated on January 31, 2005. The company’s compensation under these agreements is generally comprised of a minimum monthly fee plus percentage participations in either gross or net profits. The company also receives fees for golf course design and/or the preparation of golf course grading plans. The length of the management agreements vary by project, with some extending for a term of 10 years or more, however, in some cases, the owner has the right to terminate upon 30 days notice and there are no assurances that one or more of these agreements may not be cancelled during the current calendar year.

     The company is currently pursuing additional management opportunities in the golf/residential real estate sector with a particular emphasis on properties in Spain and Portugal. Given the current oversupply of golf courses in most U.S. markets, the company believes that the superior economic potential for golf-related developments in southern Europe, particularly Spain and Portugal, is compelling. The company also believes that, given the current oversupply of U.S. golf courses and the attendant drop in the values thereof, market conditions are favorable for the acquisition of golf-related properties in the U.S. and the company may seek to invest in developed or undeveloped properties where reasonable investment or development returns are projected. The company currently has no firm commitments as to any such investments or acquisitions.

     The market for golf course management services in the U.S. is very competitive, with several large companies such as Troon Golf and Club Corp. of America dominating the market. The company markets its services by providing a wider range of services than is generally available in the golf management industry today. From pre-development services, including the preparation of economic feasibility studies, processing of governmental approvals and golf course design, through construction management services and golf course management, the company offers a wide range of expertise to manage all phases of a golf-related development or operation. While most of the golf management competition strictly performs golf management services, the company has the capacity to plan and develop residential and resort communities centered around golf-related amenities. The company intends to continue to market its services by emphasizing its expertise in all phases of golf and golf-related development.

     The company currently has 79 employees, 19 of whom are employed by DPMG in support of the company and its subsidiaries’ ongoing operations and 60 of whom are employed by South Padre Island Development, L.P. in support of its golf and real estate operations.

Item 2. Description of Properties

     The company leases office space on a month-to-month lease in Upper Marlboro, Maryland as its company headquarters. In addition, the company leases office space from the South Padre Island Community Homeowners Association on a month-to-month lease for its South Padre Island Development operations. The company anticipates that the current leased space will be sufficient to meet its office needs for the next 12 months.

     The company owned, as of December 31, 2004, the following real property located in the South Padre Island Development, Laguna Vista, Texas:

1.	48 developed lots for sale, 14 of which were under contract,

2.	54 lots with housing units under construction, 31 of which were under contract,

3.	98 developed lots on which the company plans to build units,

4.	26 acres of property held for future development and/or construction,

5.	An approximately 185 acre golf course comprised of 18 golf holes, driving range, clubhouse, maintenance barn and appurtenant improvements, and

6.	92 acres restricted for the development of additional golf holes.

     The company currently has an option to purchase approximately 850 developable acres adjacent to the South Padre Island Development project during 2005 for $12,000 per acre, which purchase price will increase by the CPI during subsequent calendar years. The option, which terminates at the beginning of 2008, requires that at least 25 acres be purchased during any calendar year. The company purchased approximately 25 acres of property during February 2005 pursuant to the terms of the option and the company intends to continue such option purchases as a part of its on-going development and house construction operations. Between October 1, 2004, when the company purchased the South Padre Island Development project, and December 31, 2004, the company closed on the sale of 9 lots at an average sales price of approximately $50,000 per lot and 16 residential units at an average sales price of approximately $150,000 per unit. All development and construction activity is financed with loans from local financial institutions. The principal amount, interest and certain other provisions regarding these loans are set forth in Note 12 to the financial statements set forth in Item 7 of this annual report.

     The lot and housing market in the vicinity of the South Padre Island Development project is subject to the same competitive conditions as in other regional housing markets. The market consists of both primary and second homebuyers who are attracted to the golf course and other amenities available in the project. In the event financing remains available to buyers at current interest rates, the company expects sales of lots and residential units to continue at current levels for the foreseeable future. In the event market conditions, including interest rates, change in any material respect, sales of residential properties at the project could be dramatically affected. In the opinion of management, all of the company’s properties are adequately insured, however, the company has been unable to procure affordable liability coverage for its construction operations at South Padre.

     Other than property in the vicinity of the South Padre Island Development project, the company does not currently intend on purchasing additional real property during 2005, although an investment opportunity may arise in a golf and/or residential real estate project which the company may pursue under the right circumstances.

     The South Padre golf course is operated as an amenity for the real estate development/sales operation. During the last three months of 2004, approximately 5,275 rounds were played at an average rate of approximately $37.50 per round, resulting in a loss of approximately $140,000. The company projects that the course’s financial performance will improve over the next several years, however, the course is not expected to generate a profit in the near term.

     The company also owns a 45% interest in a 128+ acre parcel near the town of Hana, island and county of Maui, state of Hawaii. The parcel is currently undeveloped, however, the company and the other owners of the parcel are currently researching the feasibility of developing the parcel for residential purposes. The approval process for such development is extensive and the outcome of such process is uncertain at this time.

     As of December 31, 2004, the company’s most significant property management contract covers approximately 2,000 acres in the Towns of Pine Plains and Milan, Duchess County, New York and includes an existing 18-hole golf course. The company has been retained to renovate and expand the existing golf course and to design, develop and manage the remainder of the project property into an environmentally sensitive community. The planning process has begun and an environmental impact report is being prepared to address the impacts of development on the surrounding community. The company’s compensation under this agreement consists of fees which are paid on a current basis and a future profit participation.

     During 2004, the company determined that the fair value of its management contract for property on Long Island, New York was less than the related carrying amount on the balance sheet and, accordingly, recorded an estimated impairment loss of $922,083 to reduce the carrying amount to the contract’s fair value. The company’s contract provides for planning, obtaining regulatory approvals and subsequent development of approximately 320 acres of industrial land on Long Island. Development approvals for the property have been delayed and now appear doubtful, as a local public university has threatened condemnation of a significant portion of the property for expansion of its campus. While negotiations with the university continue, the company has reduced the carrying value of the contract to the amount of the minimum cancellation fee to be paid in the event the owner cancels the management contract.

     The company is currently in negotiations with the owners of property in Barbados and Spain for the management of golf, hotel and residential projects in each of those countries. While the success of such negotiations is uncertain at this time, management feels that overseas projects such as these in which the company can earn fees as well as a percentage of profits will be very important for the company’s success.

     Depreciation of the company’s properties and amortization of its contract property rights are more fully described in Note 1 to Item 7.

Item 3. Legal Proceedings

     On May 3, 2004, a subsidiary of the company filed an action entitled DPMG, Inc. d/b/a Landmark National v. Fairway Developments Limited and Charles O. Williams in U.S. District Court for the District of South Carolina, Charleston Division, Case No. 2 04 1380 23, to collect unpaid fees and other damages arising from work performed on a proposed golf development project on the island of Barbados. These accrued fees are shown in the company’s financial statements as reimbursable pre-acquisition costs in the amount of $447,475. Since the filing of the action, the company and the defendants in such action have been in discussions regarding a joint venture on such golf development project and as a result thereof, the company has not actively pursued its claims in litigation. The company believes that they will collect all of these fees due either through the joint venture development agreement or through the litigation.

     During 2004, the company was not involved in any other material litigation matters.

Item 4. Submission of Matters to a Vote of Security Holders

     On November 5, 2004, the company held an annual meeting at the South Padre Island Development project, Laguna Vista, Texas. At such meeting, the company shareholders reelected Gerald G. Barton, Bernard G. Ille, Robert W. White and William W. Vaughan, III as company Directors and Aronson & Company was appointed as the independent registered accounting firm for the fiscal year ending December 31, 2004. The votes for each Director and the appointment of Aronson & Company as the independent registered accounting firm, as well as the number of votes against and abstentions, is set forth in the table below:

	Votes	Votes
	For	Against	Abstentions
Reelection of Directors:

Gerald G. Barton	6,418,435		5,161
Bernard G. Ille	6,421,196		2,400
Robert W. White	6,421,196		2,400
William W. Vaughan, III	6,419,435		4,161

Aronson & Company as the registered independent accounting firm for the fiscal year ending December 31, 2004	6,422,590	506	500

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The following tables set forth the high and low reported sales prices for the common stock of the company as reported for each calendar quarter commencing after December 31, 2002:

	2004		2003
	High	Low	High	Low

First Quarter	$0.25	$0.20	$0.20	$0.10
Second Quarter	0.75	0.20	0.15	0.10
Third Quarter	0.27	0.25	0.50	0.10
Fourth Quarter	0.30	0.15	1.15	0.50

     The company’s common stock was delisted and trading was suspended during October of 1991 by the Midwest Stock Exchange and the American Stock Exchange. Since that date, the common stock of the company has been traded in the non-Nasdaq over-the-counter markets. The high and low bid information was obtained from Pink Sheets from trading information as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of February 16, 2005, there were 716 holders of record of the company’s common stock. These numbers do not include stockholders who hold their shares in “street name” or in “nominee” accounts with banks, brokerage firms and other authorized holding institutions.

     No dividends were declared on any common stock during the last two calendar years.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy discussed in Item 1, the company acquired its first operating companies, KES, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004. The

company’s consolidated statements of operations and cash flows for the years ended December 31, 2004 and 2003 include the operations of the acquired companies and partnership only for the periods subsequent to each respective acquisition date. Consequently, year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations and comments on its current financial condition are as follows:

Revenue

     Real estate sales at South Padre totaled nine lots and sixteen houses during the last quarter of 2004, generating $2,818,064 in revenue. In the same period of 2003, prior to the company’s acquisition, South Padre reported five lot sales and nineteen house sales generating $3,377,595 in revenue. The real estate market in the lower Rio Grande valley where the South Padre project is located is both a primary and secondary home market with a significant portion of the market comprised of “winter Texans” from the upper midwest. As discussed in Item 2, the company has a rolling purchase option to acquire additional acreage adjoining its current holdings and anticipates phased development to meet future demand in this long-term development property.

     Golf related revenue totaled $304,423 during the fourth quarter of 2004, comprised of course revenue of $215,311, pro shop merchandise sales of $63,472 and food and beverage sales of $25,640. Paid golf rounds totaled 5,275. In the same period of 2003, prior to the company’s acquisition, South Padre reported $256,154 in golf revenue from 3,778 rounds played. The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development. The increased course usage in 2004 over 2003 contradicts the industry trend of declining play per course as an increasing supply of courses compete for a relatively stable number of golfers. While the company anticipates continuing increases in golf play as more golfers move into the residential community, weather and other factors could adversely affect future golf operations.

     Management and consulting agreements generated $2,452,465 in fee revenue in the year ended December 31, 2004 and $937,388 during the four months of 2003 included in the consolidated statements. The company was also reimbursed for out-of-pocket expenses related to the agreements in the amounts of $536,151 in 2004 and $208,709 in 2003. Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice, one of which was cancelled January 31, 2005 when the property was sold. Another contract for planning and developing a property in New York will generate additional fees only if approvals are obtained for development, the property is sold for alternative use or our contract is cancelled with payment of cancellation fees before the property is approved or sold. Finally, management fees from two former affiliates have been reduced through September 2005 to accommodate the former owner of South Padre and fees that formerly would have been recognized from the management of South Padre will now be eliminated in consolidation since our acquisition of South Padre. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.

Costs of Revenues

     Costs of real estate sold, including land, development, construction and closing costs, totaled $2,200,569 or 78% of gross sales, in the last quarter of 2004. During the same period of 2003, before the company’s acquisition of South Padre, such costs totaled $2,670,149, or 79% of gross sales. While gross profit margins may differ between lot development and vertical house construction, or even differ between various models of houses, the company anticipates no changes in the costs or product mix at South Padre that should result in a significant change in the gross profit margins.

     Real estate operating expenses totaled $438,611 in the fourth quarter of 2004 compared to $290,403 reported in the same period of 2003 before the company owned South Padre. Increases in advertising and marketing costs and an increased provision for warranty repair liability in 2004 account for most of the increased expenses in 2004 compared to 2003.

     Costs of golf merchandise and food and beverage sold in the fourth quarter of 2004 totaled $55,459 or 62% of the related merchandise sales compared to $46,861 or 58% of the related sales in the same period of 2003.

     Golf operating expenses totaled $345,751 in the last quarter of 2004 compared to $348,694 in the same period of 2003.

     Management and consulting payroll and related expenses totaled $2,676,416 during the twelve months ending December 31, 2004 and $2,493,446 for all of 2003 including the eight months prior to the company’s acquisition of the management companies.

     Depreciation and amortization included in the company’s consolidated statement of operations was $442,227 in 2004 and $148,418 in 2003. The increase reflects a full year’s amortization of intangible contract rights in 2004 in the amount of $417,550 compared to only four months amortization included in 2003 in the amount of $144,720. Depreciation of property and equipment at South Padre during the last quarter of 2004 also contributed to the increased totals in 2004.

     Impairment loss of $922,083 was recognized on a management contract in 2004. Details are discussed under the heading “Impairment of long-lived assets” in Note 1 to the company’s financial statements included in Item 7 of this Form 10-KSB. There were no impairment losses recognized in the prior accounting period.

General, administrative and other expenses

     General, administrative and other expenses totaled $594,677 in 2004 and $1,169,261 in 2003. The 2003 expenses were unusually high because of legal expenses related to the final settlement of litigation with the government totaling approximately $158,000, legal and professional fees expensed in connection with the acquisition of the KES companies totaling approximately $120,000 and consulting fees paid to DPMG during the eight months prior to the company’s acquisition of the management group in the amount of $487,500. Inclusion of twelve months of expenses for DPMG in 2004 versus only four months in 2003 partially offsets the savings otherwise reflected in 2004.

Other income and expense

     Proceeds from litigation settlements in 2003 totaled $1,432,938 and resulted from the receipt of $953,670 from the United States in settlement of a claim under the Equal Access to Justice Act and the recognition of $479,268 income from the favorable settlement of claims by two law firms for unpaid legal expenses dating from the early 1990’s. No such income was received in 2004, nor does the company project such income in future years.

     Equity in loss of unconsolidated affiliate reflects the company’s 50% share of the operating losses of Landmark Developments of Spain, SL. The Spanish company was organized in March 2003. The company’s losses of $612,526 in 2004 and $437,843 in 2003 represent start up costs incurred in the pursuit of management and development opportunities, primarily in Spain and Portugal. The Spanish company expects to sign its first management contract and recognize its first income in the first half of 2005.

     Interest income declined from $48,641 in 2003 to $17,466 in 2004 primarily reflecting the reduced cash balances invested in overnight funds pending investment or payment of operating expenses.

     Interest expense increased from $39,851 in 2003 to $176,645 in 2004 reflecting the inclusion of interest expense on DPMG’s operating loans for the full year of 2004 versus only four months of 2003 and on the real estate development loans at South Padre for the last quarter of 2004 only.

Federal and state income taxes

     In 2004, the Company increased its deferred tax valuation allowance by $260,000 related to potential built-in gain on its interest in real estate in Hawaii. The Company acquired its interest in the property in 2003 with its acquisition of KES, Inc. as discussed in Note 1. The Company carries the property on its balance sheet at its allocated cost, which value is higher than its tax basis. Sale of the property within five years from its acquisition could trigger built-in gain provisions of the US tax code that would limit the ability to shelter the potential gain on the property with the Company’s current or pre-acquisition net operating losses. During 2004, title to the real estate in Hawaii was perfected with the completion of foreclosure proceedings that eliminated several potential liens against the property. The Company and its partners also began the process of zoning approvals that, upon successful completion, will increase the likelihood that the property may be sold before expiration of the five-year exemption period for built-in gain limitations. Consequently, the Company recognized the potential deferred tax liability in its 2004 financial statements.

Net loss

     Non-recurring income in 2003, comprised primarily of proceeds from litigation settlements in the amount of $1,432,938, combined with the non-recurring impairment loss of $922,083 recognized in 2004 resulted in a significant increase in the company’s net loss of $3,132,546 in 2004 compared to the $190,531 incurred in 2003. While the company anticipates that its newly acquired South Padre operations along with anticipated new management contracts should enable the company to operate profitably in 2005 and the years immediately following, there can be no assurance of profitable operations in the future.

Liquidity and capital resources

     Current assets total $2,664,305 at December 31, 2004, down from $4,430,178 at December 31, 2003, with the decrease resulting primarily from the company’s operating loss in 2004 and the additional investment in its unconsolidated affiliate in Spain. Although the company’s current liabilities exceed current assets at December 31, 2004, the company anticipates that approximately $3,935,000 of the debt to others that is due within one year will be paid from sale proceeds of real estate inventory at South Padre that is pledged as collateral for that debt. Debt to affiliates in the approximate amount of $1,192,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.

     Real estate and golf management contract rights decreased approximately $1,340,000 during 2004 primarily as a result of the impairment loss recognized on the New York contract discussed in Note 1 to the financial statements and the acquisition of the South Padre project discussed in Note 2 to the financial statements. Normal amortization for the year also reduced the net carrying value of these contracts at December 31, 2004. No new contracts were acquired in 2004.

     Real estate held for either development or sale increased from $1,291,782 at December 31, 2003 to $9,597,144 at December 31, 2004 as a result of the acquisition of South Padre. Composition of the inventory is described in Item 2 of this Form 10-KSB and in Notes 4 and 5 to the financial statements included in Item 7. The company also has a rolling purchase option to purchase additional land at South Padre as discussed in Note 14 to the financial statements. The company purchased twenty-five additional acres for development in February 2005 and anticipates the purchase of additional land as needed to meet market demand.

     Property and equipment increased approximately $615,000 during 2004 reflecting the purchase of the South Padre golf course and operating equipment. The purchased property and equipment was recorded at its estimated fair value at acquisition.

     Liabilities increased from $2,006,279 at December 31, 2003 to $11,132,362 at December 31, 2004, with substantially all of the increase, except interest accruals on previously existing debt, related to the South Padre acquisition. South Padre finances its real estate development with loans from four local and regional banks. The loans are secured by deeds of trust on the real property and by guaranties issued by the company. Details of the various loans from banks and affiliates are included in Notes 11 and 12 to the financial statements included in Item 7 of this Form 10-KSB.

     Stockholders’ equity decreased by approximately $3,208,000 in 2004 reflecting the company’s net loss and comprehensive loss for the year. The company has explored the possibility of issuing preferred stock as a way to raise capital for future investments or to cover operating needs; however, there are no current commitments regarding purchase or sale of the company’s stock.

Item 7. Financial Statements

     The following financial statements of Landmark Land Company, Inc. are included in this report on Form 10-KSB immediately following Part IV, Item 14 and immediately preceding the Signatures pages of this report:

1.	Report of Independent Registered Public Accounting Firm – 2004 and 2003.

2.	Consolidated Balance Sheets as of December 31, 2004 and 2003.

3.	Consolidated Statements of Operations for Years Ended December 31, 2004 and 2003.

4.	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2004 and 2003.

5.	Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2004 and 2003.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003.

7.	Notes to Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     There have been no disagreements with Aronson & Company on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

Item 8.A. Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers and Promoters and Controlling Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below is certain information concerning each Director, executive officer and key employee of the company.

Name	Age	Position
Gerald G. Barton	73	Chairman of the Board of Directors and Chief Executive Officer

Bernard G. Ille	78	Director

Robert White	75	Director

William W. Vaughan, III	52	President, Director, General Counsel and Assistant Secretary

Joe V. Olree	66	Senior Vice President and Chief Financial Officer

James C. Cole	55	Senior Vice President

Gary R. Kerney	62	Senior Vice President

Gerald D. Barton	46	Senior Vice President

Mr. Barton has been President and Chief Executive Officer since September 1971. He became Chairman of the Board of Directors during 1985. Mr. Barton’s son-in-law, William W. Vaughan, III, was elected President in 2004 and was and continues to be General Counsel and a Director of the company. Mr. Barton’s son, Gerald D. Barton became a Senior Vice President in 2004. Mr. Barton was and continues to be Chief Executive Officer of DPMG, Inc., a golf-oriented real estate development and management concern acquired by the company during 2003.

Mr. Ille became a Director in 1971. Mr. Ille is a principal of BML Consulting Company, an insurance and financial consulting company and is a Director of LSB Industries, Inc. Mr. Ille is also a Director of Quail Creek Bank, Oklahoma City, Oklahoma.

Mr. White was appointed by the Board of Directors as a Director in February, 2003. Mr. White was formerly chairman and president of Cardinal Paper Company, a wholesale paper distributor in Oklahoma City, Oklahoma and was formerly Chairman Emeritus and a Director of Lincoln National Bank, Oklahoma City, Oklahoma.

Mr. Vaughan became President in 2004. Prior to 2004, Mr. Vaughan became Vice President and General Counsel in June 1982 and a Director of the company in December 1987. Mr. Vaughan was and continues to be Vice President and General Counsel of DPMG, Inc.

Mr. Olree became a Senior Vice President in 2004. Mr. Olree had been a Vice President since September 1982. Mr. Olree was and continues to be Chief Financial Officer of DPMG, Inc.

Mr. Cole became a Senior Vice President in 2004 and is Director of Golf for the company. Mr. Cole was and continues to be Director of Golf for DPMG, Inc.

Mr. Kerney became a Senior Vice President in 2004 and is Director of Real Estate Development. Mr. Kerney was and continues to be Director of Real Estate Development for DPMG, Inc.

Mr. Gerald D. Barton became a Senior Vice President in 2004. Mr. Barton had been a Vice President since September 1982. Mr. Barton was and continues to be Director of International Development for the company and its subsidiaries.

     Based upon our review of the forms which we received with respect to the 2004 fiscal year, the company believes that there were no late filings of any required Forms 3, Forms 4 and Forms 5 by the officers or Directors of the company with the Securities and Exchange Commission for fiscal year 2004.

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

Item 10. Executive Compensation

Compensation of Officers. For fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, Gerald G. Barton, Gary R. Kerney, James C. Cole, William W. Vaughan, III and Joe V. Olree received remuneration in his or her respective capacity as follows:

		Annual Compensation
				Other Annual	All Other
Name and		Salary	Bonus	Compensation	Compensation
Principal Position	Year	($)	($)	($)	($)
Gerald G. Barton	2004	313,424	0	0	5,203
Chairman of Board,	2003	104,476	0	0	1,734
President and CEO (a)	2002	0	0	0	0

Gary R. Kerney	2004	244,032	0	0	6,000
Senior Vice President	2003	82,130	0	0	1,106
	2002	0	0	0	0

James C. Cole	2004	190,100	0	0	5,703
Senior Vice President	2003	63,367	0	0	1,901
	2002	0	0	0	0

William W. Vaughan, III	2004	234,041	0	0	6,000
President and General	2003	78,704	0	0	1,309
Counsel	2002	0	0	0	0

Joe V. Olree	2004	178,350	0	0	5,351
Senior Vice President and	2003	59,450	0	0	1,784
Chief Financial Officer	2002	0	0	0	0

(a) Amounts paid as salary to Mr. Barton include consulting fees paid to an entity wholly-owned by Mr. Barton and his wife.

Compensation of Directors. On August 1, 2002, the company adopted a policy of compensating outside Directors the sum of $3,000 per calendar quarter. Mr. White has declined to accept such compensation until such time as the company is operating profitably.

Employment Contracts. There are no employment, termination of employment or change-in-control contracts between the company and any Director or officer.

Stock Options. No stock options or stock appreciation rights were awarded to any Director or officer during the fiscal years 2004, 2003 and 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of December 31, 2004 held by any persons known to the company to be a beneficial owner of more than 5% of the company’s common stock, and by each of the company’s Directors and executive officers individually and all of the company’s Directors and executive officers as a group. The percentages were calculated based upon the 7,415,708 shares of common stock of the company outstanding on December 31, 2004.

Name and Address of	Amount and
Beneficial Owner	Nature of Beneficial Ownership	Percent of Class
Gerald G. Barton 2817 Crain Highway Upper Marlboro, MD 20774	1,962,078	26.46%

Bernard G. Ille 11004 Magnolia Park Oklahoma City, OK 73120	1,000	Less than 1%

Robert W. White 715 Northwest 39th Street Oklahoma City, OK 73118	12,800	Less than 1%

William W. Vaughan, III 2817 Crain Highway Upper Marlboro, MD 20774	503,207	6.79%

Joe V. Olree 2817 Crain Highway Upper Marlboro, MD 20774	229,010	3.09%

Gary Kerney 2817 Crain Highway Upper Marlboro, MD 20774	376,615	5.08%

James C. Cole 2817 Crain Highway Upper Marlboro, MD 20774	228,810	3.09%

G. Douglas Barton 2817 Crain Highway Upper Marlboro, MD 20774	502,907	6.78%

All Directors and Executive	3,816,427	51.46%
Officers as a group (8 persons)

Martha B. Doherty 2817 Crain Highway Upper Marlboro, MD 20774	503,207	6.79%

All shares shown above are currently beneficially owned by the named individuals. There are no securities authorized for issuance under any equity compensation plan. There are no arrangements in place involving the company, any of its executive management or any third parties known to the company that would result in a change in control of the company.

Item 12. Certain Relationships and Related Transactions

     Transactions with Management and Control Persons

     During the fiscal years ending December 31, 2004 and 2003, there were no transactions with Directors, executive officers or persons who are known to be the beneficial owners of more than 5% of the company’s common stock, or their immediate families, in which the company was, or is to be, a party, except as follows:

1.	On March 29, 2002, the company entered into a month-to-month management agreement with KES, Inc. (“KES”) under which KES would identify and quantify the company’s assets and liabilities, manage the day-to-day affairs of the Company and prepare a plan for the company’s future business activities. Mr. Gerald Barton, Mr. Douglas Barton, Ms. Doherty, Mr. Vaughan, Mr. Olree, Mr. Kerney and Mr. Cole were owners, Directors and/or officers of KES. Under this agreement, KES also agreed to provide the company with office space and support services in the form of administrative, accounting, tax and legal assistance. The fee for such services was $50,000-$75,000 per month, plus out-of-pocket travel and other expenses. This agreement was terminated August 31, 2003 when the company acquired KES as discussed in the following paragraph.

2.	On August 31, 2003, the company acquired KES. The acquisition is discussed in the company’s Annual Report on 10-KSB for the year ended December 31, 2003 filed on or about March 29, 2004. Mr. Gerald Barton, Mr. Douglas Barton, Ms. Doherty, Mr. Vaughan, Mr. Olree, Mr. Kerney and Mr. Cole, who were owners, officers and/or Directors of the company at the time of the acquisition, were also owners, Directors and/or officers of KES.

3.	As of December 31, 2004, a subsidiary of the company, Delos Partners, Inc., had an obligation to pay an affiliate of Mr. Barton the sum of $763,917, the principal portion of which currently accrues interest at the rate of 15%. The company acquired Delos Partners, Inc. as a part of the acquisition of KES.

4.	On October 1, 2004, the company acquired South Padre Island Development, L.P. As a part of such acquisition, South Padre assumed from its previous owner a payable to an affiliate of the company’s Chairman and CEO having a principal and accrued interest balance of $704,000, which payable bears interest at 12% per annum and is payable on demand. This payable was taken into account in the purchase price paid for South Padre as discussed in Part I, Item 1 above and in Note 2 to the financial statements in Part II, Item 7. A copy of the Agreement relating to such purchase is attached hereto as Exhibit 2.

PART IV

Item 13. Exhibits

Exhibits.

2	Agreement

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

Item 14. Principal Accountant Fees and Services

     The following table sets forth fees for services Aronson & Company and Moss Adams LLP provided in 2004 and 2003:

	2004	2003
Audit fees (1)	$37,329	$55,085
Audit-related fees (2)	—	—
Tax fees (3)	24,709	—
All other fees (4)	48,746	30,159

Total	$110,784	$85,244

(1)	Represents fees for professional services provided in connection with the audit of the company’s financial statements and review of the company’s quarterly financial statements and advice on accounting matters that arose during the audit. The 2003 payment covered billings for the balance of the 1999-2001 audits, the 2002 audit, review of the 2002 and 2003 quarterly financial statements, and review of the 8-K and 8-K/A filings in 2003 related to change of auditors and acquisition of KES, Inc.

(2)	Represents fees for assurance and related services that are reasonably related to the audit of the company’s financial statements that are not reported as audit fees.

(3)	Represents fees for services and advice provided in connection with tax advice, tax compliance and tax planning.

(4)	All other fees represent fees for services provided by the independent accountant other than disclosed above. These fees covered the preacquisition audit of KES, Inc. for the 2001 and 2002 fiscal years paid in 2003 and the preacquisition audit of South Padre Island Development, L.P. for 2003 and 2002 fiscal years paid in 2004.

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

Landmark Land Company, Inc.

Financial Statements

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets	F-3—F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Loss	F-6
Consolidated Statements of Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9—F-30

700 KING FARM BOULEVARD ROCKVILLE, MARYLAND 20850 PHONE 301.231.6200 FAX 301.231.7630

Report of Independent Registered Public Accounting Firm

Board of Directors
Landmark Land Company, Inc.
Upper Marlboro, MD

We have audited the accompanying Consolidated Balance Sheets of Landmark Land Company, Inc. and Subsidiaries (the Company) as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Land Company, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Rockville, Maryland
February 17, 2005

Landmark Land Company, Inc.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current assets
Cash and cash equivalents	$1,775,274	$3,221,564
Accounts receivable	310,537	231,335
Receivable from affiliates	343,750	918,108
Receivable from employees	3,177	—
Inventories	70,860	—
Other current assets	160,707	59,171

Total current assets	2,664,305	4,430,178

Real estate and golf management contract rights acquired
Long Island, NY, net of impairment loss provision of $922,083	557,917	1,480,000
Hudson Valley, NY	2,550,000	2,550,000
Spain	500,000	500,000
South Padre Island, TX	—	180,000
Golf management contracts	235,587	235,587

	3,843,504	4,945,587
Less accumulated amortization	(382,270)	(144,720)

Total real estate and golf management contract rights acquired, net	3,461,234	4,800,867

Real Estate
Real estate held for sale	3,559,175	1,291,782
Real estate held for or under development	6,037,969	—

Total real estate	9,597,144	1,291,782

Property and equipment, net	639,796	23,318

Other assets
Investment in unconsolidated affiliate	169,695	—
Receivable from affiliate-deferred fees	—	68,102
Reimbursable pre-acquisition costs	447,475	447,475

Total other assets	617,170	515,577

Total assets	$16,979,649	$11,061,722

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable to others	$4,535,091	$600,000
Current portion of liabilities to affiliates	1,192,074	540,178
Accounts payable and accrued expenses	405,589	66,697
Accrued payroll and related expenses	153,050	108,403
Accrued interest due affiliates	648,808	422,158
Accrued interest due others	113,890	39,281
Other liabilities and deferred credits	725,276	—
Deferred income tax liability	260,000	—
Investment in unconsolidated affiliate	—	129,562

Total current liabilities	8,033,778	1,906,279

Long term liabilities
Notes payable to others	3,098,584	—
Notes payable to affiliates	—	100,000

	3,098,584	100,000

Total liabilities	11,132,362	2,006,279

Stockholders’ equity
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,415,708 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,382,797	30,382,797
Treasury stock, at cost, 1,388,760 shares	(1,388,760)	(1,388,760)
Accumulated deficit	(27,518,461)	(24,385,915)
Accumulated other comprehensive loss	(30,523)	45,087

Total stockholders’ equity	5,847,287	9,055,443

Total liabilities and stockholders’ equity	$16,979,649	$11,061,722

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

	2004	2003
Revenues
Real estate sales	$2,818,064	$—
Golf course revenue	215,311	—
Golf merchandise sales	63,472	—
Food & beverage, sales revenue	25,640	—
Management and consulting revenue	2,452,465	937,388
Reimbursement of out-of-pocket expenses	536,151	208,709

Total	6,111,103	1,146,097

Costs of revenues
Cost of real estate sold	2,200,569	—
Real estate operating expenses	438,611	—
Cost of golf merchandise sold	40,840	—
Cost of food and beverage sold	14,619	—
Golf operating expenses	345,751	—
Out-of-pocket expenses	536,151	208,709
Management and consulting payroll and related expenses	2,676,416	814,125
Depreciation and amortization	442,227	148,418
Estimated impairment loss on contract rights	922,083	—

Total	7,617,267	1,171,252

Operating loss	(1,506,164)	(25,155)

General, administrative and other expenses	594,677	1,169,261

Other (income) expenses
Proceeds from litigation settlements	—	(1,432,938)
Equity in loss of unconsolidated affiliate	612,526	437,843
Interest income	(17,466)	(48,641)
Interest expense	176,645	39,851

Total other (income) expenses	771,705	(1,003,885)

Net loss before income taxes	(2,872,546)	(190,531)

Federal and state income taxes	(260,000)	—

Net loss	$(3,132,546)	$(190,531)

Basic loss per common share	$(0.42)	$(0.03)

Basic weighted average shares outstanding	7,415,708	5,610,805

Diluted earnings per share are not shown as the Company has no common stock equivalents.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company

Consolidated Statements of Comprehensive Loss

Years ended December 31, 2004 and 2003

	2004	2003
Net loss	$(3,132,546)	$(190,531)

Other comprehensive income (loss)
Foreign currency translation adjustments	(75,610)	45,087

Comprehensive loss	$(3,208,156)	$(145,444)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2004 and 2003

						Accumulated Other
		Common	Paid In	Treasury	Accumulated	Comprehensive
	Total	Stock	Capital	Stock	Deficit	Income (Loss)
Balance at January 1, 2003	$3,800,971	$4,402,234	$27,130,253	$(3,536,132)	$(24,195,384)	$—

Treasury stock reissued in acquisition of KES, Inc. and subsidiaries	5,399,916	—	3,252,544	2,147,372	—	—

Net loss for the year	(190,531)	—	—	—	(190,531)	—

Foreign currency translation	45,087	—	—	—	—	45,087

Balance at December 31, 2003	9,055,443	4,402,234	30,382,797	(1,388,760)	(24,385,915)	45,087

Net loss for the year	(3,132,546)				(3,132,546)

Foreign currency translation	(75,610)					(75,610)

Balance at December 31, 2004	$5,847,287	$4,402,234	$30,382,797	$(1,388,760)	$(27,518,461)	$(30,523)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities
Net income (loss) for the period	$(3,132,546)	$(190,531)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	442,227	148,418
Estimated impairment loss	922,083	—
Settlement of previously recorded liability	—	(479,268)
Equity in loss of unconsolidated subsidiary	612,526	437,843
(Increase) decrease in
Accounts receivable	(79,202)	(68,585)
Receivable from affiliates	642,460	(495,527)
Inventories	(70,860)	—
Other assets	(104,713)	3,170
Increase (decrease) in
Accounts payable and accrued expenses	338,892	(40,628)
Accrued payroll and related expenses	44,647	(91,486)
Accrued interest	301,259	13,074
Other liabilities and deferred credits	725,276	(225,000)
Deferred income tax liability	260,000	—

Net cash provided (used) by operating activities	902,049	(988,520)

Cash flows from investing activities
Purchase of property and equipment	(641,155)	(639)
Purchase and development of real estate	(8,858,092)	—
Investment in unconsolidated affiliate	(987,393)	(263,194)
Cash paid for South Padre partnership	(695,000)	—
Cash acquired through acquisitions	1,247,730	118,297

Net cash used in investing activities	(9,933,910)	(145,536)

Cash flows from financing activities
Debt to others acquired in South Padre	5,519,838	—
Debt to affiliates acquired in South Padre	558,475	—
Proceeds from debt to others	3,498,870	—
Repayments on debt to others	(1,991,612)	—

Net cash provided (used) by financing activities	7,585,571	—

Net decrease in cash during period	(1,446,290)	(1,134,056)

Cash balance, beginning of period	3,221,564	4,355,620

Cash balance, end of period	$1,775,274	$3,221,564

Supplemental disclosure of cash flow information:
Cash paid for interest	$90,559	$26,374

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

(II) Landmark of Spain, Inc.: In February 2003, the Company formed a subsidiary called Landmark of Spain, Inc., a Delaware corporation. In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, SL to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investment on the equity method. Landmark Developments of Spain, SL’s functional currency is the Euro (€).

The Company was obligated to fund 1,000,000 € during the first two years of operations. In 2003, the Company funded 225,100 € ($263,194). At December 31, 2003, the investment is recorded as a liability of $129,562 representing the Company’s 50% share of the Spanish company’s accumulated deficit at that date. In 2004, the Company completed its investment obligation by the investment of an additional 774,912 € ($987,393). At December 31, 2004, the investment is shown as other assets of $169,695 representing the Company’s 50% share of the Spanish company’s net equity at that date. The assets and liabilities of the Company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1. Organization and significant accounting policies (continued)

Landmark of Spain, Inc. (continued): Landmark Developments of Spain, SL reported the following condensed financial position and loss from start-up operations for the periods ended December 31, 2004 and 2003.

	2004	2003
Assets	$786,470	$140,748
Liabilities	$447,081	$399,872
Stockholders’ equity (deficit)	$339,389	$(259,124)
Net loss	$(1,357,195)	$(950,010)

(III) KES, Inc.: Effective August 31, 2003, the Company acquired all the outstanding stock of KES, Inc. (KES), an Ohio corporation formed November 12, 1993 to engage in the business of investing in, developing, maintaining, operating, and managing golf courses and adjoining residential communities. (See Note 2).

KES owned directly or indirectly 100% of (1) DPMG, Inc., a Delaware corporation formed in January 1996, (2) OTP, Inc., an Oklahoma corporation formed in September 1994, (3) Delos Partners, Inc., an Ohio corporation formed in December 1993 and (4) Landmark Hellas, Inc. (formerly Landmark International Corp.) an Oklahoma corporation formed in December 1998. The primary assets of the acquired companies consist of interests in undeveloped land and golf and real estate management and development contracts.

KES also owned Class B limited partnership interests in New Delos Partners, L.P., a Delaware limited partnership that invests in golf courses and related residential developments. KES had no monetary investment in New Delos Partners, L.P. and was entitled to participate in profits only after Class A partners (financial investors) recovered their investment and a preferred return on that investment. Based on performance to date, it appears that Class A partnership interests will be entitled to all future profits, with no foreseeable allocation of profit to Class B partnership interests. The Company relinquished its partnership interests in New Delos Partners, L.P. on October 1, 2004 as partial consideration for its acquisition of South Padre Island Development, L.P. (See Note 2).

Effective June 30, 2004, KES, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. were merged into DPMG, Inc. in a tax-free reorganization under Internal Revenue Code Section 368.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1. Organization and significant accounting policies (continued)

(IV) South Padre: On October 1, 2004, the Company’s wholly-owned subsidiary, DPMG, Inc. purchased all the limited partnership interest in South Padre Island Development, L.P., a Delaware limited partnership and all the outstanding stock of SPID, Inc., a Delaware corporation, its sole general partner (collectively, “South Padre”). (See Note 2). South Padre is the owner of South Padre Island Golf Club and the related residential lot and housing development activities in the Town of Laguna Vista, Texas. DPMG, Inc. has been managing the golf and real estate development activities at South Padre for New Delos since 1995.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Landmark Land Company, Inc., Landmark of Spain, Inc., KES, Inc., DPMG, Inc., Delos Partners, Inc., OTP, Inc., Landmark Hellas, Inc., South Padre Island Development, L.P., SPIBS, LLC, and SPID, Inc. collectively referred to as “the Companies”. Revenues and expenses of KES, Inc. and its subsidiaries are included only for the period subsequent to the Company’s acquisition date of August 31, 2003. Revenues and expenses of South Padre are included only for the period subsequent to the Company’s acquisition date of October 1, 2004. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents: Cash equivalents consist of financial instruments with original maturities of less than three months. The Companies maintain cash accounts that may exceed federally insured limits during the year. The Companies do not believe that this results in any significant credit risk.

Merchandise inventories: Golf merchandise inventory is carried at the lower of cost or market. Cost is determined by the weighted average cost method. Inventory at December 31, 2004 totaled $70,860.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1. Organization and significant accounting policies (continued)

Accounts receivable and concentrations of credit risk: Accounts receivable are stated at the amount the Companies expect to collect. The Companies maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Companies’ customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Companies provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Companies have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2004 and 2003, no allowance was considered necessary.

Property and equipment: Property and equipment are recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	Shorter of estimated life or lease term
Furniture and fixtures	7-10 years
Machinery and equipment	3-8 years
Software	3 years

Depreciation expense totaled $24,677 and $3,698 for the years ended December 31, 2004 and 2003, respectively.

Recognition of revenue:

Property management: Fees for property management and golf design are recognized when earned under the related contracts, generally when the services are performed. Revenue earned under construction supervision contracts is earned on the percentage of completion method as construction costs are incurred.

Land development: South Padre is engaged in the development of various land parcels. The Company’s accounting policies follow the provisions of Financial Accounting Standards Board (FASB) Statement 66, Accounting for Sales of Real Estate, which specifies minimum down payment requirements, financing terms, and other reporting requirements for sales of real estate. Sales are reported for financial reporting purposes when the transaction is closed and title transfers.

Golf revenue: Golf revenue is recognized when rounds are played or merchandise is sold.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1. Organization and significant accounting policies (continued)

Real estate under development: Land costs include direct and indirect acquisition costs, off-site and on-site improvements and carrying charges for projects under active development. Interest and other carrying costs are charged to operations on projects not under development.

Improvement costs and carrying charges are allocated to development phases and to individual lots in proportion to their estimated fair value. At the time sales are recognized, accumulated costs are relieved from land inventory and charged to cost of sales based on the cost accumulations and allocations. Real estate held for development and sale is carried at the lower of cost or net realizable value.

Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce tax assets to an amount for which realization is probable. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Marketing costs: The Company’s policy is to expense marketing costs as incurred. Marketing expense included in the consolidated statement of operations for the years ended December 31 2004 and 2003 was $132,310 and $1,167 respectively, reflecting the inclusion of DPMG for only four months in 2003 and South Padre for only three months in 2004.

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

Earnings per share: Earnings per share (EPS) are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are not presented as the Company has no common stock equivalents. The following is a reconciliation of the numerators and denominators used in the calculation of basic loss per share:

	Year Ended December 31,
	2004	2003
Net loss	$(3,132,546)	$(190,531)
Weighted average common shares outstanding	7,415,708	5,610,805
Loss per common share	$(.42)	$(.03)

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1. Organization and significant accounting policies (continued)

Impairment of long-lived assets: In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, management evaluates intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

During 2004, the Company determined that the fair value of its management contract for property on Long Island, New York was less than the related carrying amount on the balance sheet and, accordingly, recorded an estimated impairment loss of $922,083 to reduce the carrying amount to the contract’s fair value. The company’s contract provides for planning, obtaining regulatory approvals and subsequent development of approximately 320 acres of industrial land on Long Island. Development approvals for the property have been delayed and now appear doubtful, as a local public university has threatened condemnation of a significant portion of the property for expansion of its campus. While negotiations with the university continue, the company has reduced the carrying value of the contract to the amount of the minimum cancellation fee to be paid in the event the owner cancels the management contract.

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

Warranty accruals: The Company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds. The accompanying financial statements include a provision for warranty expense in the amount of $88,662 in 2004, calculated as .5% of gross house sales.

Amount
Warranty accrual, date of acquisition	$22,440
Provision for warranty, October 1, to December 31, 2004	88,662
Payments	(54,546)

Warranty accrual, December 31, 2004	$56,556

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

1. Organization and significant accounting policies (continued)

Customer Deposits: As part of the Company’s homebuilding operations, homebuyers are required to place an upfront deposit with the company when a home purchase contract is executed. The Company records this deposit as a liability. As of December 31, 2004, the Company has customer deposits totaling $636,714 that have been included in other liabilities and deferred credits on the accompanying balance sheet.

Real estate and golf management contract rights: The Company, through its DPMG subsidiary, owns management, development and profit participation contract rights in various real estate and golf properties in the United States and Spain. These contracts are for the management of various golf courses and real estate properties. At December 31, 2004, these contract rights are reflected in the consolidated balance sheet at allocated cost of $4,945,587, less accumulated amortization of $562,270 and impairment loss provision of $922,083. Amortization of golf management contracts is recognized on a straight-line basis over three years. Amortization of real estate development and management contracts is recorded on the gross revenue ratio method over the expected life of each contract of six to eighteen years. Amortization expense for the year ended December 31, 2004 and 2003 was $417,550 and $144,720, respectively.

Estimated amortization for the next five years is as follows:

Year Ending December 31,	Amount

2005	$827,000
2006	301,500
2007	200,000
2008	151,500
2009	186,500

Out of pocket expenses: The Company’s management, construction and development agreements require customers to pay a management fee plus reimbursement for the out of pocket expenses incurred on behalf of the customer. Consistent with EITF Topic 01-14, “Income Statement Characterization of Reimbursements Received For Out of Pocket Expenses Incurred,” the Company recognizes this reimbursement as a separate component of revenue and operating expenses on the Consolidated Statement of Operations.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

2. Acquisition

KES, Inc.: On August 31, 2003, the Company acquired KES, Inc. and subsidiaries (KES). The principal shareholder of the Company held a minority ownership position in KES. The shareholders of KES received a total of 2,699,958 shares of the $.50 par value common stock of the Company, which shares were previously held as treasury stock. The Company recorded the transaction at the fair value of the net assets acquired, as there was no active market for the Company’s common stock, and this was the most reliable determinant available. KES’s assets were determined to have a fair value of approximately $7.5 million (book value of approximately $1.1 million). The fair value of the liabilities was $2.1 million (approximately equal to the seller’s carrying value.) The purchase price of approximately $5.4 million was allocated among the acquired assets and liabilities based on their respective estimated fair values as follows:

Contract rights acquired	$4,946,000
Interest in real estate held for sale	1,250,000
Reimbursable pre-acquisition costs	447,000
Cash, accounts receivable and other assets	870,000
Notes payable	(1,234,000)
Accounts payable and accrued expenses	(654,000)
Deferred income	(225,000)

Total purchase price	$5,400,000

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

2. Acquisition (continued)

South Padre: On October 1, 2004, the Company’s wholly-owned subsidiary, DPMG, Inc., acquired South Padre. The purchase was closed pursuant to an agreement with New Delos Partners, L.P., and certain of its subsidiaries (collectively, “New Delos”). The Company owned a Class B partnership interest in New Delos that was carried at no value in its financial statements, and the Company’s chairman owned a general partner interest in New Delos. Both interests were returned to New Delos as a part of the South Padre acquisition. Subsequent to the acquisition, the Company’s chairman agreed to permit his corporate affiliate to reacquire a .5% general partner interest in New Delos to accommodate certain of New Delos’ debt covenants. South Padre is the owner of South Padre Island Golf Club and its related residential lot and housing development activities in the Town of Laguna Vista, Cameron County, Texas. DPMG has been managing the golf and real estate development activities at South Padre for New Delos since 1995.

The consideration for DPMG’s purchase totaled $2,460,000, which approximates the net fair value of South Padre’s assets and liabilities. The purchase price was paid (1) $695,000 in cash from the Company’s assets ($450,000 initial down payment plus $245,000 principal reduction on the purchase note), (2) $965,000 by a 5-year, 8% promissory note payable to New Delos (original note amount of $1,350,000 less a cash principal payment of $245,000 and a credit of $140,000 for a portion of management fees owed to DPMG by New Delos) and (3) the balance of $800,000 by a credit for deferred management fees owed to DPMG by New Delos ($140,000 of the credit reduced the principal balance of the note and $660,000 was included in the purchase price). The note is secured by a mortgage on the golf course and certain real estate parcels and is payable in quarterly installments of interest and principal equal to 4% of quarterly real estate sales proceeds at South Padre.

In addition to the monetary consideration above, DPMG returned to New Delos its Class B partnership interest in New Delos, which interest was carried at no value in the Company’s consolidated financial statements. Other terms of the purchase, including (1) the mutual releases of all related parties, (2) the release of a guarantee by the Company’s chairman on a loan benefiting a New Delos subsidiary, and (3) the termination of existing management agreements and the execution of new golf operating agreements between New Delos subsidiaries and the Company, are included in the purchase agreement dated October 1, 2004.

South Padre’s liabilities at October 1, 2004 included (1) approximately $5,300,000 in short-term bank loans previously incurred to finance development and real estate inventory, (2) approximately $1.0 million payable to DPMG for management fees earned prior to October 1, 2004 and (3) approximately $704,000 payable to an affiliate of the Company’s chairman and chief executive officer. The Company has agreed to guarantee substantially all of South Padre’s construction financing.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

2. Acquisition (continued)

South Padre (continued): The Company accounted for the acquisition as a purchase. South Padre assets with a book value of approximately $11,300,000 (including assets contributed to South Padre by New Delos on October 1, 2004, prior to DPMG’s purchase) were estimated to have a fair value of approximately $10,640,000. South Padre had previously recognized an impairment in the value of its golf course and related facilities and reduced its book value of those assets by approximately $3,900,000 at December 31, 2003. Liabilities of approximately $8,180,000 (including a liability payable to an affiliate of the Company’s Chairman and CEO in the approximate amount of $704,000 that was assumed by South Padre from New Delos on October 1, prior to DPMG’s purchase) were considered fairly stated. The acquisition had no effect on the Company’s equity and the negotiated purchase price of approximately $2,460,000 was allocated among the acquired assets and liabilities based on their respective estimated fair values as follows:

Cash	$1,248,000
Accounts receivable and other assets	291,000
Real estate held for sale	2,113,000
Real estate held for development	6,366,000
Property, plant and equipment, net	621,000
Accounts payable and accrued expenses	(277,000)
Deposits and other liabilities	(634,000)
Short term notes payable	(5,520,000)
Notes and advances payable to affiliates	(1,748,000)

Total purchase price	$2,460,000

Proforma results: The unaudited pro forma consolidated information set forth below for the twelve months ending December 31, 2004 and 2003 gives effect to the South Padre and KES acquisitions as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

	2004	2003

Revenue	$16,901,805	$11,853,719
Net loss	$(1,133,105)	$(245,440)
Net loss per share	$(.15)	$(.04)

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

3. Property and equipment

At December 31, 2004 and 2003, property and equipment consist of the following:

	2004	2003

Golf course improvements	$150,000	$—
Buildings	160,000	—
Automobiles	4,500	—
Furniture, machinery and equipment	353,671	27,016

	668,171	27,016
Less: Accumulated depreciation	(28,375)	(3,698)

Total property and equipment	$639,796	$23,318

Property and equipment is carried at cost, including the allocated cost of those assets included in the KES and South Padre acquisitions, which approximates fair value at the acquisition dates.

4. Real estate held for sale

The Company, through subsidiaries acquired August 31, 2003 and October 1, 2004, (Note 2) owns the following interests in real estate held for sale at December 31, 2004 and 2003:

	2004	2003

Laguna Vista, TX – developed single family lots	$1,215,600	$—
Laguna Vista, TX – completed homes, including models	1,093,575	—
Hana, HI - 45% interest in approximately 128 acres,	1,250,000	1,250,000
Edmund, OK - capitalized development costs on one residential lot, at cost	—	41,782

Total real estate held for sale	$3,559,175	$1,291,782

Real estate held for sale is carried at the lower of cost or net realizable value. Cost of those assets acquired in KES and South Padre is the allocated purchase price, which approximates fair value at the acquisition dates.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

5. Real estate held for or under development

At December 31, 2004, the Company, through its South Padre subsidiary acquired October 1, 2004, owns real estate held for or under development in Laguna Vista, Texas as follows:

	2004	2003

Developed lots for future home construction	$2,787,154	$—
Home construction costs in progress	2,473,641	—
Lot development costs in progress	425,532	—
Vacant land	351,642	—

Total real estate held for or under development	$6,037,969	$—

Real estate held for or under development is valued at the lower of cost or net realizable value. Cost of assets acquired in the South Padre purchase is the allocated purchase price, which approximates fair value at the date of acquisition.

The Company capitalizes interest costs related to land development activities as the land is prepared for its intended use. Capitalization ceases when the development is substantially complete. Interest on debt associated with operations and equipment is expensed as incurred. See Notes 11 and 12 for debt details and amounts of interest capitalized to real estate or expensed to operations.

6. Reimbursable pre-acquisition costs

Reimbursable pre-acquisition costs represent amounts to be capitalized as a cost of real estate expected to be acquired or to be recovered from landowners as reimbursement for costs incurred in planning and financing on projects not acquired. The December 31, 2004 and 2003 balance relates to a project in Barbados for which the Company expects reimbursement.

7. Stockholders’ equity

In August 2003, the Company reissued 2,699,958 shares of treasury stock in exchange for 100% of the outstanding capital stock of KES, Inc. as discussed in Notes 1 and 2.

8. Leasing activities

Real estate: The Company’s subsidiary, DPMG, Inc. leases office space in Upper Marlboro, Maryland and an apartment in Puerto Rico on a month-to-month basis. Rent expense related to these leases is included in general and administrative expenses in the amounts of $29,400 and $8,850 in 2004 and 2003 respectively. The Company’s subsidiary, South Padre, leases office space in Laguna Vista, Texas. Rent expense of $1,500 is included in real estate operating expenses for the three months in 2004 that South Padre operations are included in the consolidated statement of operations.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

8. Leasing activities (continued)

Equipment: The Company’s subsidiary, South Padre, is obligated under operating leases for use of golf cars, golf maintenance equipment and construction equipment at the property. The leases require payments of $5,184 per month through November 2006 for the golf cars; $472 per month through December 2005 and $330 per month through January 2007 for golf maintenance equipment and $1,725 per month through July 2005 for construction equipment. On a month-to-month basis, South Padre also leases a mobile construction office for $253 per month and a construction storage bin for $164 per month. Finally, South Padre leases global positioning equipment installed on the golf cars. Lease charges are based on a per-round usage fee, billed monthly. The consolidated statement of operations for 2004 includes $25,118 of lease expense on these obligations. $5,175 was capitalized into construction job costs. Minimum annual payments due under these leases in the future are as follows:

Year ending December 31,	Amount

2005	$83,907
2006	60,984
2007	330

Total	$145,221

9. Management agreements

Revenue: DPMG entered into various agreements with affiliates of New Delos Partners, L.P., an affiliated entity until October 1, 2004, to provide planning and construction management, property management, and golf operational management. Total fees earned from these contracts were $1,211,688 in 2004 and $444,244 in the four months included in the 2003 consolidated statement of operations. At December 31, 2003, $722,528 was due from these contracts, of which $68,102 was included in other assets. These contracts were renegotiated and the balances due thereunder were settled as a part of the acquisition of South Padre from New Delos on October 1, 2004. See Note 2. At December 31, 2004, $57,173 was due under these contracts.

DPMG also has a consulting agreement with Landmark Developments of Spain, S.L. Fees earned under this agreement totaled $360,000 in 2004 and $120,000 during the four months of 2003 subsequent to the Company’s acquisition of DPMG. Fees and reimbursable expenses were due to DPMG under this agreement in the amounts of $343,750 and $263,682 at December 31, 2004 and 2003, respectively.

Expense: In March 2002, the Company entered into an agreement with DPMG to provide day to day operational support. Fees paid to DPMG by the Company totaled $487,500 for the eight months of 2003 before the Company acquired DPMG on August 31, 2003.

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

11. Notes and advances payable to affiliates

The Companies have the following notes and advances payable to various affiliates as of December 31, 2004 and 2003:

	2004	2003

Advances payable to Barton Theatre Company (owned by the chairman and major stockholder of the Company), bearing interest at 15%, payable on demand. Accrued interest on these advances totaled $430,319 and $383,395 at December 31, 2004 and 2003 respectively.	$333,599	$333,599

Advances payable to Barton Theatre Company (owned by the chairman and major stockholder of the Company), bearing interest at 12%, payable on demand. Accrued interest on these advances totaled $162,310 at December 31, 2004.	558,475	—

Notes payable to a stockholder of the Company, bearing interest at the prime rate plus 1%, due on demand. Accrued interest on these notes totaled $56,180 and $38,763 at December 31, 2004 and 2003 respectively. Interest is due and payable annually as it accrues.	300,000	300,000

Payable to New Delos Partners, L.P., non-interest bearing, payable on demand.	—	6,579

Total notes and advances payable to affiliates	1,192,074	640,178

Less portion due in one year	(1,192,074)	(540,178)

Long-term notes and advances payable to affiliates	$—	$100,000

The Company’s consolidated statement of operations includes interest expense on these notes and advances in the amount of $84,486 and $22,347 in 2004 and 2003 respectively. See Note 12 for interest on debt to unaffiliated third parties. At December 31, 2004, all liabilities to affiliates are payable on demand.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

12. Notes payable to others

Real estate development and construction loans – At December 31, 2004, land development and construction loans totaling $5,886,492 are payable to various banks. The loans are secured by deeds of trust on land and improvements at South Padre, bearing interest at variable rates ranging from prime plus 1% or 2% with floors from 5.5 % to 7%, and fixed rates from 5% to 6.75% . The Company has guaranteed loans payable to International Bank of Commerce and Texas State Bank totaling $5,209,688 of the balance outstanding at December 31, 2004. The loans require principal payments as lots and houses are settled and mature on various dates from January 2005 to December 2006.

Equipment loans – At December 31, 2004, lease-purchase obligations on equipment at South Padre totaling $219,690 are payable to various lessors at financing rates of 7.7% to 8.45% with monthly payments extending to December 1, 2007. The loans are secured by liens on the operating equipment.

Operating capital note – In 2002, DPMG executed a $600,000 note payable to a third party to fund its operating needs. The unsecured note is due on demand and bears interest at the prime rate plus 2% (7.25% at December 31, 2004). The note has an outstanding principal balance of $600,000 plus accrued interest of $79,104 and $39,281 at December 31, 2004 and 2003 respectively.

Purchase note – On October 1, 2004, the Company’s subsidiary, DPMG, Inc., executed a note in partial payment for the purchase of the South Padre project in the original amount of $1,350,000, 8% interest, secured by a first deed of trust on the South Padre Island golf course and certain real estate parcels. The note is payable in quarterly payments of principal and interest equal to 4% of real estate sales from the South Padre project, with final payment due October 1, 2009. The note also requires principal payments upon release of any of the collateral securing the note, which payments reduce the quarterly payments of principal otherwise required. The note has an outstanding principal balance of $927,493 plus accrued interest of $19,498 at December 31, 2004.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

12. Notes payable to others (continued)

A summary of notes payable to others with principal balances outstanding at December 31, 2004 and 2003 follows:

			Remaining	Principal Outstanding
			Funds	December 31,
Lender	Interest Rate	Maturity	Available	2004	2003

Real Estate Development Loans
Int’l Bk of Commerce	Prime + 1%	Apr 3, ‘05 – Feb 28, ‘06	$7,427	$952,522	$—
Int’l Bk of Commerce	Prime + 2%	Sep 17, ‘05 – Mar 20, ‘06	1,174,263	1,768,946	—
Int’l Bk of Commerce	Prime + 2% (floor 5.5%)	Nov 7, ‘05	—	261,931	—
First National Bank	Prime + 1% (floor 7%)	Sep 20, ‘05-Oct 8, ‘05	100,956	238,493	—
First Community Bank	5.0%-5.25%	Jan 8, 2005-May 10, ‘05	—	438,311	—
Texas State Bank	6.75%	Jul 16, ‘05-Dec 19, ‘06	120,711	2,226,289	—

Subtotal – real estate development loans			1,403,357	5,886,492	—

Equipment Loans
Citicapital	7.7%	Apr 1, ‘07 – Dec 1, ‘07	—	211,350	—
Others	8.45	Dec 15, ‘06	—	8,340	—

Subtotal – equipment loans			—	219,690	—

Operating Capital Note
GRG, Inc.	Prime + 2%	Demand	—	600,000	600,000

Purchase Note
New Delos Partners, L. P.	8%	Oct 1, ‘09	—	927,493	—

Total notes payable to others			—	7,633,675	600,000

Less portion due in one year			—	(4,535,091)	(600,000)

Long term notes payable to others			$—	$3,098,584	$—

Interest on these notes and advances for the periods included in the Company’s consolidated financial statements in 2004 totaled $161,914, of which $69,761 was capitalized to real estate and $92,153 was expensed to operations. Interest in 2003 totaled $17,504, all of which was expensed to operations. See Note 11 for interest on affiliate debt.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

12. Notes payable to others (continued)

The prime rate was 5.25% at December 31, 2004. The carrying amount of the loans reasonably approximates the fair value as their terms are similar to what is currently available from lenders.

Future minimum principal payments due under the loans, including estimates for the loan repayments based on real estate sales, are as follows:

Year Ending December 31,	Amount
2005	$4,535,091
2006	2,956,729
2007	141,855

Total	$7,633,675

13. Retirement plan

DPMG sponsors a 401(k) defined contribution plan covering all eligible employees effective July 1, 2001. Employees may elect to contribute to the plan on a pre-tax basis, within certain percentage limitations. DPMG makes a non-elective 3% matching contribution to the plan. DPMG’s matching contribution was $67,909 and $21,014 for the twelve months ended December 31, 2004 and the four months ended December 31, 2003 respectively.

14. Commitments and contingencies

Litigation: The Company and its subsidiaries have been named as defendant in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

Backlog: At December 31, 2004, South Padre had 45 non-contingent contracts for lots and houses under construction with a total sales value of approximately $6,168,000.

Land purchase option: South Padre entered into a rolling purchase option agreement dated April 1, 1995, which grants a series of options to purchase all or part of approximately 850 acres of land in Laguna Vista, Texas. South Padre has purchased approximately 206 acres under the agreement through December 31, 2004. The option agreement was amended December 13, 2004 and now requires South Padre to purchase a minimum of twenty five acres each calendar year in 2005 – 2007 to maintain its purchase option rights under the agreement. Purchase price is $12,000 per acre through December 31, 2005, escalating on January 1 of each subsequent year by the same percentage as the Consumer Price Index increased during the preceding year. The agreement expires December 31, 2007 unless extended by mutual agreement.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

15. Income taxes

A reconciliation of the benefit for income taxes calculated at statutory rates to the actual provision recognized in the financial statements for the years ended December 31, 2004 and 2003, is as follows:

	2004	2003

Federal income tax benefit at maximum statutory rate	$981,000	$64,800
State income taxes, net of federal tax benefit	134,000	8,800
Change in valuation allowance	(1,375,000)	(73,600)

Income tax provision	$(260,000)	$—

In its federal and state income tax returns for the year ended December 31, 2002, the Company reported an ordinary loss of approximately $153,870,000 resulting from the OTS seizure of the Company’s savings bank subsidiary, as discussed in Note 1. The deferred tax benefit of this loss, in the approximate amount of $59,492,000 may no longer meet the standard for recognition as a deferred tax asset under the currently proposed clarification of FASB Statement No. 109, Accounting for Income Taxes. Reflecting this interpretation, the Company has removed this amount from the deferred tax assets listed below and from the related valuation allowance at December 31, 2004.

A deferred tax benefit, determined in connection with the acquisition valuation of the assets and liabilities of South Padre, increased the valuation allowance in 2004 in the approximate amount of $292,000. Deferred tax liabilities, determined in connection with the acquisition valuation of the assets and liabilities of KES, reduced the valuation allowance in 2003 in the approximate amount of $1,943,200.

In 2004, the Company increased its deferred tax valuation allowance by $260,000 related to potential built-in gain on its interest in real estate in Hawaii. The Company acquired its interest in the property in 2003 with its acquisition of KES, Inc. as discussed in Note 1. The Company carries the property on its balance sheet at its allocated cost, which value is higher than its tax basis. Sale of the property within five years from its acquisition could trigger built-in gain provisions of the US tax code that would limit the ability to shelter the potential gain on the property with the Company’s current or pre-acquisition net operating losses. During 2004, title to the real estate in Hawaii was perfected with the completion of foreclosure proceedings that eliminated several potential liens against the property. The Company and its partners also began the process of zoning approvals that, upon successful completion, will increase the likelihood that the property may be sold before expiration of the five-year exemption period for built-in gain limitations. Consequently, the Company recognized the potential deferred tax liability in its 2004 financial statements.

The Company provides income taxes for undistributed earnings of its foreign equity investee that are not considered permanently reinvested in that operation.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

15. Income taxes (continued)

The components of the deferred income tax asset (liability) at December 31, 2004 and 2003, are as follows:

	2004	2003

Net operating loss carryforward	$2,111,000	$61,410,000
Basis difference in foreign operation	406,000	169,000
Basis difference in other South Padre assets	359,000	—
Acquisition costs capitalized for tax	46,000	—
Management fees capitalized for tax	41,000	—
Warranty reserve	22,000	—
Accrued vacation	41,000	39,000
Depreciation	8,000	9,000
Accrued interest	152,000	134,000

Gross deferred tax asset	3,186,000	61,761,000
Valuation allowance	(1,436,000)	(59,261,000)

Net deferred tax asset	1,750,000	2,500,000
Basis difference in contract rights	(1,982,000)	(2,500,000)
Basis difference in South Padre golf improvements	(28,000)	—

Net deferred income tax liability	$(260,000)	$—

At December 31, 2004, the Company has the following net operating loss carryovers to reduce future federal and state taxable income:

Expiring
Year Ending
December 31,	Amount

2008	$12,283
2009	214,288
2010	40,759
2015	4,667
2016	16,637
2017	449,617
2018	9,460
2019	8,571
2020	335,998
2021	215,676
2022	3,621,604
2023	12,000
2024	517,499

Total	$5,459,059

Future tax benefits from the net operating losses above may be subject to IRS limitations as to timing and amount, based on the amount and character of the loss carryovers, the expiration of the loss carryover periods, and the availability of carryover benefits as a result of ownership changes.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

16. Geographical information

Operations in geographical areas are summarized below for the years ended December 31, 2004 and 2003:

	2004	2003

Total revenue
United States	$5,453,300	$960,676
Spain	657,803	185,421

	$6,111,103	$1,146,097

Long-lived assets
United States	$13,754,399	$6,288,294
Spain	560,945	343,250

	$14,315,344	$6,631,544

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

17. Segment Information

Subsequent to the acquisition of South Padre on October 1, 2004, the Company’s operations are comprised of four segments – real estate, golf, management services and corporate investments and administration. In 2003, the only operations were the management and consulting services provided through its KES/DPMG subsidiaries during the last four months of the year and corporate administration throughout the year. The following table summarizes 2004 operations and assets at December 31, 2004 by segment:

	Three Months		Twelve Months
	Real		Manage-
	Estate	Golf	ment	Corporate

Revenue	$2,818,064	$304,423	$2,988,616	$—
Costs of revenue	(2,639,180)	(401,210)	(3,212,567)	—
Depreciation and amortization	(13,084)	(3,189)	(425,954)	—
Impairment loss	—	—	(922,083)	—

Operating income (loss)	165,800	(99,976)	(1,571,988)	—
General and administrative	—	—	—	(594,677)
Other income (expenses)	—	—	—	(771,705)

Net income (loss)	$165,800	$(99,976)	$(1,571,988)	$(1,366,382)

Long-lived assets	$9,675,363	$544,353	$3,478,458	$—
Equity investees	—	—	—	169,695
Other assets	1,139,308	203,822	1,072,485	696,165

Total assets	$10,814,671	$748,175	$4,550,943	$865,860

18. New accounting standards

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”, which expands on an existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity (“VIE”) does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Adoption did not have any impact on the Company’s consolidated financial position or results of operations.

Landmark Land Company, Inc.

Notes to Consolidated Financial Statements

18. New accounting standards (continued)

In December 2004, the FASB issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations. Adoption did not have any impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time Sharing Transactions”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

19. Reclassifications

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
Chief Executive Officer
March 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald G. Barton	Chairman of the Board of Directors
Gerald G. Barton	Chief Executive Officer	March 28, 2005

/s/ Joe V. Olree	Senior Vice President/Chief Financial Officer	March 28, 2005
Joe V. Olree

/s/ William W. Vaughan, III	President/Assistant Secretary/Director	March 28, 2005
William W. Vaughan, III

/s/ Bernard G. Ille	Director	March 28, 2005
Bernard G. Ille

/s/ Robert W. White	Director	March 28, 2005
Robert W. White

LANDMARK LAND COMPANY, INC.

FORM 10-KSB

EXHIBIT INDEX

Exhibit
Number
2	Agreement

31.1	Section 302 Certification of Gerald G. Barton

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree.