Form 10QSB
period 2005-03-31
LANDMARK LAND CO INC/DE
filed 2005-05-12
CIK 749028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                          to

Commission file number :_______________________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes ☑ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,415,708 shares of common stock, $0.50 par value per share as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2005

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements:

		Condensed Consolidated Balance Sheet as of March 31, 2005	4

		Condensed Consolidated Statements of Operations for the three months
		ended March 31, 2005 and 2004, respectively	6

		Condensed Consolidated Statements of Comprehensive Loss for the three
		months ended March 31, 2005 and 2004, respectively	7

		Condensed Consolidated Statements of Cash Flows for the three months
		ended March 31, 2005 and 2004, respectively	8

		Notes to Condensed Consolidated Financial Statements	9

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

	Item 3.	Controls and Procedures	13

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	13

	Item 2.	Changes in Securities	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Submission of Matters to Vote of Security Holders	14

	Item 5.	Other Information	14

	Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures		15
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

Landmark Land Company, Inc.

Condensed Consolidated Balance Sheet

March 31, 2005

(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,327,885
Accounts receivable	303,559
Receivable from affiliates, net of equity investment of ($75,666)	478,473
Receivable from employees	2,132
Inventories	88,737
Prepaid expenses and other current assets	165,304

Total current assets	2,366,090

Real estate and golf management contract rights acquired
Contract rights acquired at cost, net of impairment provision of $922,083	3,843,504
Less accumulated amortization	(439,579)

Real estate and golf management contract rights acquired, net	3,403,925

Real Estate
Real estate held for sale	3,042,779
Real estate held for or under development	6,006,330

Total real estate	9,049,109

Property and equipment
Operating property and equipment, at cost	791,709
Less accumulated depreciation	(47,663)

Property and equipment, net	744,046

Other assets
Reimbursable pre-acquisition costs	447,475

Total other assets	447,475

Total assets	$16,010,645

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Condensed Consolidated Balance Sheet

March 31, 2005

(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable to others	$3,143,270
Current portion of liabilities to affiliates	1,192,074
Accounts payable and accrued expenses	462,974
Accrued payroll and related expenses	176,859
Accrued interest due affiliates	683,942
Accrued interest due others	111,108
Other liabilities and deferred credits	90,728
Deferred income tax liability	260,000
Real estate sales contract deposits	754,307

Total current liabilities	6,875,262

Notes payable to others, due after one year	3,570,453

Total liabilities	10,445,715

Stockholders’ equity
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,415,708 shares outstanding	4,402,234
Additional paid-in capital	30,382,797
Treasury stock, at cost, 1,388,760 shares	(1,388,760)
Accumulated deficit	(27,791,320)
Accumulated other comprehensive loss	(40,021)

Total stockholders’ equity	5,564,930

Total liabilities and stockholders’ equity	$16,010,645

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Condensed Consolidated Statements of Operations

Three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenue
Real estate sales	$3,496,711	$—
Golf course revenue	391,738	—
Golf merchandise sales	62,929	—
Food and beverage sales	32,466	—
Management and consulting fees	364,049	608,526
Reimbursement of out-of-pocket expenses	154,344	105,116

Total revenues	4,502,237	713,642

Costs of revenue
Cost of real estate sold	2,570,571	—
Real estate operating expenses	333,570	—
Cost of golf merchandise sold	34,973	—
Cost of food and beverage sold	19,537	—
Golf operating expenses	336,439	—
Out-of-pocket expenses	154,344	105,116
Management and consulting payroll and related expenses	729,157	682,067
Depreciation and amortization	76,597	106,641

Total costs of revenue	4,255,188	893,824

Operating income (loss)	247,049	(180,182)

General, administrative and other expenses	(193,105)	(124,184)

Other income (expenses)
Equity in loss of unconsolidated affiliate	(235,863)	(132,677)
Interest income	1,705	6,260
Interest expense	(92,645)	(26,113)

Total other income (expenses)	(326,803)	(152,530)

Net loss before income taxes	(272,859)	(456,896)

Federal and state income taxes	—	—

Net loss	$(272,859)	$(456,896)

Loss per common share	$(0.04)	$(0.06)

Weighted average shares outstanding	7,415,708	7,415,708

Diluted earnings per share are not shown as the company has no common stock equivalents.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Net loss	$(272,859)	$(456,896)

Other comprehensive loss
Foreign currency translation adjustments	(9,498)	(98,954)

Comprehensive loss	$(282,357)	$(555,850)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities
Net (loss) for the period	$(272,859)	$(456,896)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	76,597	106,641
Equity in loss of unconsolidated subsidiary	235,863	132,677
(Increase) decrease in
Accounts receivable	6,978	68,654
Receivable from affiliates	(134,723)	(122,994)
Inventories	(17,877)	—
Prepaid expenses and other assets	(3,552)	10,191
Increase (decrease) in
Accounts payable and accrued expenses	57,385	9,611
Accrued payroll and related expenses	23,809	—
Accrued interest	32,352	26,113
Other liabilities and deferred credits	2,166	—
Real estate sales contract deposits	117,593	—

Net cash provided (used) by operating activities	123,732	(226,003)

Cash flows from investing activities
Purchase of property and equipment	(123,538)	(2,310)
Purchase and development of real estate inventory	(2,050,659)	—
Sale of real estate inventory	2,598,694	—
Investment in unconsolidated affiliate	—	(987,393)

Net cash provided (used) by investing activities	424,497	(989,703)

Cash flows from financing activities
Proceeds from debt to others	1,310,725	—
Repayments on debt to others	(2,230,677)	—

Net cash used by financing activities	(919,952)	—

Net decrease in cash during period	(371,723)	(1,215,706)

Cash balance, beginning of period	1,775,274	3,221,564

Cash balance, end of period	$1,403,551	$2,005,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$117,376	$—

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

     The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., KES, Inc., DPMG, Inc., Landmark Hellas, Inc., Delos Partners, Inc., OTP, Inc., SPID, Inc., South Padre Island Development, L.P., and SPIBS, LLC. The three entities related to the South Padre project, SPID, Inc., South Padre Island Development, L.P. and SPIBS, LLC. are sometimes collectively referred to as “South Padre”. Revenues and expenses of South Padre are included only for the first quarter of 2005, subsequent to the company’s acquisition on October 1, 2004. All significant inter-company accounts and transactions have been eliminated in consolidation. Effective June 30, 2004, KES, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. were merged into DPMG Inc. in a tax-free reorganization under Internal Revenue Code Section 368.

     Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L,. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results from start up operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Revenue	—	—
Gross profit	—	—
Loss from continuing operations	$(471,726)	$(265,355)
Net loss	$(471,726)	$(265,355)

     The company has a receivable from this affiliate of $554,139 as of March 31, 2005. In addition, the company has recorded cumulative losses from this investment of $75,666 in excess of its capital investment of $1,250,587. This excess loss is recorded as a reduction to the company’s loan receivable from the affiliate.

2. Earnings Per Share

     The computations of basic earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings (loss) per share are not presented as the company has no common stock equivalents.

3. Reclassifications

     Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation. These changes had no effect on net income.

4. Income Taxes

     No provision for income taxes is included in the Statements of Operations since the company reported an operating loss in both periods. Although these losses generate deferred tax benefits that may be used in future periods, since it is uncertain whether the company will generate sufficient income to utilize such benefits, the company has provided a valuation allowance equal to 100% of the potential deferred tax benefits generated in each period.

5. Pro Forma Financial Information

     As stated in Note 1, the accompanying statement of operations includes the operations of South Padre in 2005. The following table shows how the South Padre acquisition might have affected the company’s historical operating statements if the transaction had been consummated at January 1, 2004.

Pro Forma Operating Information
For the Three Months Ended March 31, 2004

Revenue	$3,893,305
Net loss	$(213,442)
Loss per share	$(.03)

Additional pro forma financial information is available in the amendment to the company’s Form 8-K originally filed with the Securities and Exchange Commission on November 10, 2004 and amended on December 15, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

     The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy, the company acquired its first operating companies, KES, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. and its affiliates on October 1, 2004. With the acquisition of South Padre Island Development, L.P., which the company had previously managed for a third party, the company entered the business of developing lots and housing for its own account. This additional business activity caused the items shown on the consolidated financial statements of the company to change significantly, therefore, comparisons with the company’s financial statements for pre-acquisition periods do not necessarily reflect trends in business activity or changes which may be indicative of the company’s future operations.

     Management’s analysis of the company’s operations during the first quarter of 2005 and comments on its current financial condition are as follows:

Revenue

     Real estate sales at South Padre totaled twenty one lots and seventeen houses during the first quarter of 2005, generating $3,497,000 in revenue. In the same period of 2004, prior to the company’s acquisition, South Padre reported seven lot sales and sixteen house sales generating $2,999,000 in revenue. The real estate market in the lower Rio Grande valley where the South Padre project is located is both a primary and secondary home market with a significant portion of the market comprised of “winter Texans” from the upper mid-west. The company has a rolling purchase option to acquire additional acreage adjoining its current holdings and anticipates phased development to meet future demand in this long-term development property.

     Golf related revenue totaled $487,000 during the first quarter of 2005, comprised of course revenue of $392,000, pro shop merchandise sales of $63,000 and food and beverage sales of $32,000. Paid golf rounds totaled 10,405. In the same period of 2004, prior to the company’s acquisition, South Padre reported $413,000 in golf revenue from 8,579 rounds played. The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development. The increased course usage in 2005 over 2004 contradicts the industry trend of declining play per course as an increasing supply of courses compete for a relatively stable number of golfers. While the company anticipates continuing increases in golf play as more golfers move into the residential community, weather and other factors could adversely affect future golf operations.

     Management and consulting agreements generated $364,000 in fee revenue in the quarter ended March 31, 2005 and $609,000 during the first three months of 2004. The 2004 fees include $188,000 from South Padre. In 2005, South Padre’s operations are included in the company’s consolidated financial statements and inter-company management fees are eliminated in consolidation. The company was also reimbursed for out-of-pocket expenses related to the agreements in the amounts of $154,000 in 2005 and $105,000 in 2004. Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice, one of which was cancelled January 31, 2005 when the property was sold. Another contract for planning and developing a property in New York will generate additional fees only if approvals are obtained for development, the property is sold for alternative use or our contract is cancelled with payment of cancellation fees before the property is approved or sold. Finally, management fees on two former affiliates have been reduced through September 2005 to accommodate the former owner of South Padre. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.

Costs of Revenue

     Costs of real estate sold, including land, development, construction and closing costs, totaled $2,571,000 or 74% of real estate sales, in the first quarter of 2005. During the same period of 2004, before the company’s acquisition of South Padre, such costs totaled $2,319,000, or 77% of gross sales. The improvement in gross profit margins in 2005 is primarily the result of the elimination of inter-company management fees from South Padre’s costs of sales in consolidation. While gross profit margins may differ between lot development and vertical house construction, or even differ between various models of houses, the company anticipates no changes in the costs or product mix at South Padre that should result in a significant change in the gross profit margins.

     Real estate operating expenses totaled $334,000 in the first quarter of 2005 compared to $294,000 reported in the same period of 2004 before the company owned South Padre. Increases in advertising and marketing costs and a larger subsidy to the local homeowners’ associations account for most of the increased expenses in 2005 compared to 2004.

     Costs of golf merchandise and food and beverage sold in the first quarter of 2005 totaled $55,000 or 58% of the related merchandise sales compared to $49,000 or 60% of the related sales in the same period of 2004, before the company’s acquisition.

     Golf operating expenses totaled $336,000 in the first quarter of 2005 compared to $358,000 in the same period of 2004 prior to the company’s acquisition of South Padre. Elimination of inter-company management fees in 2005 account for the decrease in golf operating expenses.

     Management and consulting payroll and related expenses totaled $729,000 during the three months ending March 31, 2005 and $682,000 for the same period in 2004. The 2004 amount is net of approximately $43,000 reimbursement of payroll costs by a management client, which amount was included in reimbursed expenses in 2004.

     Depreciation and amortization included in the company’s consolidated statements of operations was $77,000 in the first quarter of 2005 and $107,000 in the same period of 2004. The decrease reflects less amortization of intangible contract rights in 2005 (based on less fee revenue from those contracts), partially offset by depreciation of property and equipment at South Padre in 2005 that was not owned in 2004.

General, administrative and other expenses

     General, administrative and other expenses totaled $193,000 in the first quarter of 2005 compared to $124,000 in the same period of 2004. The increase results primarily from increased accounting and legal fees related to tax research and advice.

Other income and expense

     Equity in loss of unconsolidated affiliate reflects the company’s 50% share of the operating losses of Landmark Developments of Spain, SL. The Spanish company was organized in March 2003. The company’s losses of $236,000 in the first quarter of 2005 and $133,000 in the same period of 2004 represent start up costs incurred in the pursuit of management and development opportunities, primarily in Spain and Portugal. The Spanish company signed its first management contract in April 2005 and expects to generate its first fee income in the second quarter of 2005. This contract provides that the Spanish company will provide its management services at agreed fees and share in a variable percentage of profits from a development project that includes a golf club, hotel and approximately 400 units of residential housing near Arcos Spain.

     Interest income declined from $6,000 in the first quarter of 2004 to $2,000 in 2005 primarily reflecting the reduced cash balances invested in overnight funds pending longer term investment or payment of operating expenses.

     Interest expense increased from $26,000 in the first quarter of 2004 to $93,000 in the same period this year, reflecting the inclusion of interest expense on the real estate inventory loans at South Padre and on the note issued for the acquisition of South Padre.

Federal and state income taxes

     The company reported net losses of $273,000 in the first quarter of 2005 and $457,000 in the comparable period of 2004; consequently, no provision for income taxes is required. The company recognizes that these losses generate deferred tax benefits in the approximate amounts of $27,000 in 2005 and $79,000 in 2004; however, such benefits will be realized only if the company generates sufficient taxable income in the future to utilize such losses. Since the ability to utilize the deferred tax benefits is not assured, the company has provided a valuation allowance equal to 100% of the potential deferred tax benefits generated in each period.

Net loss

     The company incurred losses of $273,000 and $457,000 in the first quarters of 2005 and 2004 respectively. While the company anticipates that its newly acquired South Padre operations along with anticipated new management contracts should enable the company to operate profitably, there can be no assurance of profitable operations in the future.

Liquidity and capital resources

     Current assets total $2,366,090 at March 31, 2005. Although the company’s current liabilities exceed current assets, the company anticipates that approximately $3,000,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Debt to affiliates in the approximate amount of $1,192,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity. The company anticipates its current reserves to be adequate for anticipated current needs.

     Real estate and golf management contract rights acquired remained unchanged during the first quarter of 2005, except for normal amortization.

     Real estate held for either development or sale totaled $9,049,000 at March 31, 2005. The company also has a rolling purchase option to purchase additional land at South Padre. The company purchased twenty-five additional acres for development in February 2005 and anticipates the purchase of additional land as needed to meet market demand.

     Property and equipment increased approximately $104,000 in the first quarter of 2005 reflecting the replacement of golf cart paths at South Padre at a cost of approximately $123,000, less normal depreciation provision of $19,000 for the quarter.

     Liabilities totaled $10,445,715 at March 31, 2005, including approximately $5,105,000 in notes payable to banks secured by real estate at South Padre, $754,000 in real estate sales contract deposits, $825,000 in principal and interest payable on the purchase of South Padre and $1,876,000 in principal and interest payable to affiliates.

     Stockholders’ equity decreased by approximately $282,000 in the first quarter of 2005, reflecting the company’s net loss and comprehensive loss for the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     During April 2005, the company dismissed, without prejudice, the pending legal action by the company for the collection of approximately $530,000 in unpaid fees and other damages arising from work performed by the company on a proposed golf development on the island of Barbados, which suit was reported on Form 10-QSB for the period ending June 30, 2004. The dismissal was a result of the company’s entering into an agreement with the defendant whereby the company and defendant would continue to plan and seek financing for the proposed golf development. The company is not currently involved in any other material litigation.

Items 2 through 5 of Part II of this report on Form 10-QSB are not applicable.

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

Date: May 12, 2005		LANDMARK LAND COMPANY, INC.
(Registrant)

	By:	/s/ GERALD G. BARTON

Gerald G. Barton
President and Chief Executive Officer

	By:	/s/ JOE V. OLREE

Joe V. Olree
Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.

FORM 10-QSB

EXHIBIT INDEX

Exhibit
Number
31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree