Form 10QSB
period 2005-06-30
LANDMARK LAND CO INC/DE
filed 2005-08-12
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ______________
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
7,668,255 shares of common stock, $0.50 par value per share as of June 30, 2005.

Landmark Land Company, Inc.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2005

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:	3

Condensed Consolidated Balance Sheet as of June 30, 2005	4

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004, respectively	6

Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months and six months ended June 30, 2005 and 2004, respectively	7

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, respectively	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16
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
PART I — FINANCIAL INFORMATION .
Item 1. Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets
Current assets
Cash and cash equivalents	$2,579,520
Accounts receivable	283,197
Receivable from affiliates, net of equity investment of ($102,727)	242,777
Receivable from employees	3,243
Inventories	93,782
Prepaid expenses and other current assets	118,926

Total current assets	3,321,445

Real estate and golf management contract rights acquired
Contract rights acquired at cost, net of impairment provision of $922,083	3,843,504
Less accumulated amortization	(628,426)

Real estate and golf management contract rights acquired, net	3,215,078

Real Estate
Real estate held for sale	2,859,643
Real estate held for or under development	5,479,115

Total real estate	8,338,758

Property and equipment
Operating property and equipment, at cost	827,818
Less accumulated depreciation	(66,639)

Property and equipment, net	761,179

Other assets
Reimbursable pre-acquisition costs	500,366

Total other assets	500,366

Total assets	$16,136,826

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable to others	$2,607,298
Current portion of liabilities to affiliates	1,192,074
Accounts payable and accrued expenses	179,698
Accrued payroll and related expenses	223,287
Accrued interest due affiliates	718,676
Accrued interest due others	135,572
Other liabilities and deferred credits	96,005
Deferred income tax liability	260,000
Real estate sales contract deposits	811,776

Total current liabilities	6,224,386

Notes payable to others, due after one year	3,960,414

Total liabilities	10,184,800

Stockholders’ equity
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,668,255 shares outstanding	4,402,234
Additional paid-in capital	30,190,861
Treasury stock, at cost, 1,136,213 shares	(1,136,213)
Accumulated deficit	(27,442,022)
Accumulated other comprehensive loss	(62,834)

Total stockholders’ equity	5,952,026

Total liabilities and stockholders’ equity	$16,136,826

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue
Real estate sales	$3,944,654	$—	$7,441,365	$—
Golf course revenue	293,356	—	685,094	—
Golf merchandise sales	66,958	—	129,887	—
Food and beverage sales	43,741	—	76,207	—
Management and consulting fees	977,555	782,253	1,341,604	1,390,779
Reimbursement of out-of-pocket expenses	145,542	121,347	299,886	226,463

Total revenues	5,471,806	903,600	9,974,043	1,617,242

Costs of revenue
Cost of real estate sold	2,987,526	—	5,558,097	—
Real estate operating expenses	289,667	—	623,237	—
Cost of golf merchandise sold	39,632	—	74,605	—
Cost of food and beverage sold	21,271	—	40,808	—
Golf operating expenses	343,696	—	680,135	—
Out-of-pocket expenses	145,542	121,347	299,886	226,463
Management and consulting payroll and related expenses	823,215	708,044	1,552,372	1,390,111
Depreciation and amortization	209,728	135,743	286,325	242,384

Total costs of revenue	4,860,277	965,134	9,115,465	1,858,958

Operating income (loss)	611,529	(61,534)	858,578	(241,716)

General, administrative and other expenses	(149,387)	(127,530)	(342,492)	(251,714)

Other income (expenses)
Equity in loss of unconsolidated affiliate	(4,248)	(159,306)	(240,111)	(291,983)
Interest income	1,157	5,251	2,862	11,511
Interest expense	(109,753)	(26,305)	(202,398)	(52,418)

Total other income (expenses)	(112,844)	(180,360)	(439,647)	(332,890)

Net income (loss) before income taxes	349,298	(369,424)	76,439	(826,320)

Federal and state income taxes	—	—	—	—

Net income (loss)	$349,298	$(369,424)	$76,439	$(826,320)

Basic income (loss) per common share	$0.05	$(0.05)	$0.01	$(0.11)

Basic weighted average shares outstanding	7,473,988	7,415,708	7,445,009	7,415,708

Diluted earnings per share are not shown as the company has no common stock equivalents.
The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$349,298	$(369,424)	$76,439	$(826,320)

Other comprehensive loss Foreign currency translation adjustments	(22,813)	(4,580)	(32,311)	(103,534)

Comprehensive income (loss)	$326,485	$(374,004)	$44,128	$(929,854)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities
Net income (loss) for the period	$76,439	$(826,320)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	286,325	242,384
Employee bonus paid in stock	60,611	—
Equity in loss of unconsolidated subsidiary	240,111	291,983
(Increase) decrease in
Accounts receivable	27,340	(103,229)
Receivable from affiliates	(1,754)	(512,634)
Inventories	(22,922)	—
Prepaid expenses and other assets	(11,176)	(69,205)
Increase (decrease) in
Accounts payable and accrued expenses	(225,891)	(37,116)
Accrued payroll and related expenses	70,237	31,127
Accrued interest	91,550	52,412
Other liabilities and deferred credits	7,443	—
Real estate sales contract deposits	175,062	—

Net cash provided (used) by operating activities	773,375	(930,598)

Cash flows from investing activities
Purchase of property and equipment	(179,647)	(2,310)
Sale of property and equipment, net	18,095	—
Purchase and development of real estate inventory	(4,352,002)	—
Sale of real estate inventory	5,610,388	41,782
Investment in unconsolidated affiliate	—	(987,393)

Net cash provided (used) by investing activities	1,096,834	(947,921)

Cash flows from financing activities
Proceeds from debt to others	3,690,433	—
Repayments on debt to others	(4,756,396)	—

Net cash used by financing activities	(1,065,963)	—

Net increase (decrease) in cash during period	804,246	(1,878,519)

Cash balance, beginning of period	1,775,274	3,221,564

Cash balance, end of period	$2,579,520	$1,343,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$212,135	$—

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
     The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., KES, Inc., DPMG, Inc., Landmark Hellas, Inc., Delos Partners, Inc., OTP, Inc., SPID, Inc., South Padre Island Development, L.P., and SPIBS, LLC. The three entities related to the South Padre project, SPID, Inc., South Padre Island Development, L.P. and SPIBS, LLC are sometimes collectively referred to as “South Padre”. Revenues and expenses of South Padre are included only for periods subsequent to the company’s acquisition of South Padre on October 1, 2004. All significant inter-company accounts and transactions have been eliminated in consolidation. Effective June 30, 2004, KES, Inc., Landmark Hellas, Inc., Delos Partners, Inc. and OTP, Inc. were merged into DPMG Inc. in a tax-free reorganization under Internal Revenue Code Section 368.
     Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results for the periods shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$1,967,968	—	$1,969,501	—
Gross profit	$(8,496)	—	$(480,222)	—
Loss from continuing operations	$(8,496)	$(318,611)	$(480,222)	$(583,966)
Net loss	$(8,496)	$(318,611)	$(480,222)	$(583,966)
     The company has a receivable from this affiliate of $345,504 as of June 30, 2005. In addition, the company has recorded cumulative losses from this investment of $102,727 in excess of its capital investment of $1,250,587. This excess loss is reported as a reduction to the company’s loan receivable from the affiliate.
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
4. Income Taxes
     The company reported net income of $76,439 for the six-month period ended June 30, 2005. The 2005 income is sheltered from federal and state income taxes by previously incurred losses; consequently, no provision for income taxes is required. Since the ability to utilize deferred tax benefits is not assured, the company has provided a valuation allowance equal to 100% of the potential deferred tax benefits generated by net operating losses in prior periods. Both the potential benefits and related valuation allowance have been reduced by approximately $29,500 in 2005, reflecting the utilization of deferred tax benefits to offset the tax liability on current year earnings.
5. Pro Forma Financial Information
     As stated in Note 1, the accompanying statement of operations includes the operations of South Padre only in 2005, subsequent to the company’s acquisition on October 1, 2004. The following table shows how the South Padre acquisition might have affected the company’s historical operating statements if the acquisition had been consummated at January 1, 2004.
Pro Forma Operating Information
For the Six Months Ended June 30, 2004

Revenue	$6,488,654
Net loss	$(462,351)
Loss per share	$(.06)
     Additional pro forma financial information is available in the amendment to the company’s Form 8-K originally filed with the Securities and Exchange Commission on November 10, 2004 and amended on December 15, 2004 and in the company’s Form 10-KSB for the year ended December 31, 2004, filed March 30, 2005.
6. Stockholders’ Equity
     On June 9, 2005, the company issued 252,547 shares of the company’s common stock held in the treasury to five employees. The stock was valued at $.24 per share, its fair market value at date of grant. The company credited treasury stock for $252,547, its acquisition cost of the stock reissued, charged management and consulting payroll with the $60,611 fair value of the stock at date of grant and charged additional paid-in capital for the $191,936 difference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy, the company acquired its first operating companies, KES, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004. The company’s consolidated statements of operations and cash flows for the six months ended June 30, 2005 include the operations of the acquired companies and partnership; however the statements for the same period in 2004 do not include the partnership. Management’s discussion of operations includes comments on South Padre’s independent operations prior to the company’s acquisition and the effect those operations would have had on the company’s financial statements had the acquisition been completed on January 1, 2004 (pro forma effect). Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.
     Management’s analysis of the company’s operations during 2005 and comments on its current financial condition are as follows:
Revenue
     Real estate sales at South Padre totaled 13 lots and 20 houses during the second quarter of 2005, generating $3,945,000 in revenue. In the same period of 2004, prior to the company’s acquisition, South Padre reported 5 lot sales and 9 house sales generating $1,778,000 in revenue. During the six months ended June 30, South Padre sold 34 lots and 37 houses in 2005 compared to 12 lots and 25 houses reported by South Padre in 2004, before the company’s acquisition. Real estate sales totaled $7,441,000 in the first half of 2005 compared to $4,777,000 reported by South Padre in the first half of 2004.
     Golf related revenue totaled $404,000 during the second quarter of 2005, comprised of course revenue of $293,000, pro shop merchandise sales of $67,000 and food and beverage sales of $44,000. Paid golf rounds totaled 6,735. In the same period of 2004, prior to the company’s acquisition, South Padre reported $419,000 in golf revenue from 7,048 rounds played. During the six months ended June 30, 2005, South Padre played 17,140 rounds generating $891,000 in revenue compared to 15,627 rounds generating $833,000 in revenue in the same period of 2004 (before the company’s acquisition).
     The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development. The company has a rolling purchase option to acquire additional acreage adjoining its current holdings and anticipates phased real estate development to meet future demand in this long-term development property. While the company anticipates a relatively steady real estate market and increases in golf play as more golfers move into the residential community, weather and other factors could adversely affect future golf and real estate operations.
     Management and consulting agreements generated $978,000 in fee revenue in the quarter ended June 30, 2005 and $782,000 during the same period of 2004. During the six months of January through June 2005, the company recognized $1,342,000 in consulting and management fees compared to $1,391,000 in the same period of 2004. The 2004 fees include fees from South Padre in the amount of $218,000 for the three-month period and $405,000 for the full six months. In 2005, South Padre’s operations are included in the company’s consolidated financial statements and no fee income is recognized for this inter-company management. The company was also reimbursed for out-of-pocket expenses related to its management agreements during the three-month and six-month periods in the amounts of $146,000 and $300,000 in 2005 and $121,000 and $226,000 in 2004 respectively.

     Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice. One contract for planning and developing a property in New York will generate additional fees only if approvals are obtained for development, the property is sold for alternative use or our contract is cancelled with payment of cancellation fees before the property is approved or sold. Finally, management fees on two former affiliates have been reduced through September 2005 to accommodate the former owner of South Padre. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.
Costs of Revenues
     Costs of real estate sold, including land, development, construction and closing costs, totaled $2,988,000 in the second quarter of 2005. During the same period of 2004, before the company’s acquisition, South Padre reported costs of real estate sold totaling $1,201,000 ($1,046,000 on a pro forma basis, net of inter-company fees). Gross profit margins dropped from almost 40% reported by South Padre in 2004 (reflecting a high proportion of lot and house sales from more profitable subdivisions) to a more normal 24% realized by the company in 2005. Costs of real estate sold in the first six months of 2005 totaled $5,558,000 compared to $3,520,000 ($3,241,000 pro forma) reported by South Padre in the same period of 2004. Gross profit margins dropped from 32% to 25% for the six-month period for the reasons previously discussed. While gross profit margins may differ between lot development and vertical house construction, or even differ between various models of houses, the company anticipates no changes in the costs or product mix at South Padre that should result in future gross profit margins being significantly different than experienced this year.
     Real estate operating expenses totaled $290,000 and $623,000 respectively in the three-month and six-month periods ended June 30, 2005 compared to $326,000 ($296,000 pro forma) and $621,000 ($561,000 pro forma) reported by South Padre in the same periods of 2004 before the company owned South Padre. Increases in marketing costs, including direct sales incentives paid to employees, and a larger subsidy to the local homeowners’ associations account for most of the increased expenses in early 2005 compared to those reported by South Padre in 2004.
     Costs of golf merchandise sold in the three-month and six- month periods ending June 30, 2005 totaled $40,000 (59% of sales) and $75,000 (57% of sales) respectively compared to $38,000 (53% of sales) and $74,000 (57% of sales) reported by South Padre in the same periods of 2004, before the company acquired South Padre.
     Golf operating expenses totaled $344,000 in the second quarter of 2005 and $680,000 for the first half of 2005 compared to $367,000 ($334,000 pro forma) and $725,000 ($658,000 pro forma) reported by South Padre in the same periods of 2004 prior to the company’s acquisition.
     Management and consulting payroll and related expenses totaled $823,000 and $1,552,000 respectively during the three-month and six-month periods ending June 30, 2005 compared to $708,000 and 1,390,000 for the same periods in 2004. The increase in payroll costs results primarily from the addition of one employee, the absorption of costs for another employee who is between reimbursable job assignments and bonuses paid in stock in 2005.
     Depreciation and amortization included in the company’s consolidated statement of operations was $210,000 and $286,000 respectively in the three-month and six-month periods ending June 30, 2005. In the same periods of 2004, the company reported $136,000 and $242,000. If South Padre were included in the 2004 numbers on a pro-forma basis, depreciation and amortization would have totaled $152,000 and $275,000 for the respective periods. Amortization of the cost of purchased intangible contract rights varies from period to period based on the revenue received from those contracts during each period.
General, administrative and other expenses
     General, administrative and other expenses totaled $149,000 and $342,000 respectively in the second quarter and first half of 2005 compared to $128,000 and $252,000 in the same periods of 2004. The increase results primarily from increased accounting and legal fees related to income tax planning and to currency exchange losses realized on collection of fees earned in Spain.
Other income and expense
     Equity in loss of unconsolidated affiliate reflects the company’s 50% share of the operating losses of Landmark Developments of Spain, S.L. The Spanish company was organized in March 2003. The company’s share of losses was $4,000 in the second quarter of 2005 and $240,000 for the six months ended June 30, 2005 compared to $159,000 loss and $292,000 loss in the same periods of 2004. The Spanish company signed its first management contract in April 2005.
     Interest expense increased from $26,000 in the second quarter of 2004 and $52,000 for the first half of 2004 to $110,000 and $202,000 in the same periods this year, reflecting the inclusion of interest expense on the real estate inventory loans at South Padre and on the note issued for the acquisition of South Padre.
Federal and state income taxes
     The company reported net income of $349,000 and $76,000 respectively in the three-month and six-month periods ended June 30, 2005. The 2005 income is sheltered from federal and state income taxes by previously incurred losses; consequently, no provision for income taxes is required. Since the ability to utilize deferred tax benefits is not assured, the company has provided a valuation allowance equal to 100% of the potential deferred tax benefits generated by net operating losses in prior periods. Both the potential benefits and related valuation allowance have been reduced by approximately $29,500 in 2005, reflecting the utilization of those benefits to offset the tax liability on current year earnings.
Net income
     The company reported net income of $349,000 and $76,000 respectively for the second quarter and first half of 2005. In the comparable periods of 2004, the company reported losses of ($369,000) and ($826,000). The significant improvement in operating results reflects the inclusion of South Padre operations plus increased fee income from Spain in 2005. While the company anticipates that continued profitable operations in South Padre along with potential new management contracts should enable the company to operate profitably in the future, there can be no assurance of such profitable operation.
Liquidity and capital resources
     Current assets total $3,321,000 at June 30, 2005, an increase of approximately $657,000 from December 31, 2004. Although the company’s current liabilities still exceed current assets, the company anticipates that approximately $2,607,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Debt to affiliates in the approximate amount of $1,192,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity. The company anticipates its current reserves to be adequate for anticipated current needs.
     Real estate and golf management contract rights acquired remained unchanged during the first half of 2005, except for normal amortization.
     Real estate held for either development or sale totaled $8,339,000 at June 30, 2005, approximately $1,258,000 less than at December 31, 2004. The company reduced both real estate inventory and related debt during the first half of 2005; however, the company has a rolling option to purchase additional land at South Padre and anticipates the purchase of additional land to develop as needed to meet market demand.

     Property and equipment increased approximately $121,000, net of depreciation, in the first half of 2005 reflecting the replacement of golf cart paths at South Padre at a cost of approximately $123,000 plus miscellaneous equipment and model furniture purchases, less the sale of other model furniture.
     Liabilities totaled $10,185,000 at June 30, 2005 – a decrease of approximately $948,000 from December 31, 2004. June 30 balances include approximately $5,128,000 in notes payable to banks secured by real estate at South Padre, $812,000 in real estate sales contract deposits, $670,000 in principal and interest payable on the purchase of South Padre and $1,911,000 in principal and interest payable to affiliates.
     Stockholders’ equity increased by approximately $105,000 in the first half of 2005, reflecting the company’s net income of $76,000, plus the reissue of treasury stock for approximately $61,000, partially offset by the other comprehensive loss of $32,000. On June 9, 2005, the company issued 252,547 shares of the company’s common stock held in the treasury to five employees. The stock was valued at $.24 per share, its fair value at date of grant. The company credited treasury stock for $252,547, its acquisition cost of the stock reissued, charged management and consulting payroll with the $60,611 fair value of the stock at date of issue and charged additional paid-in capital for the $191,936 difference.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     During April 2005, the company dismissed, without prejudice, the pending legal action by the company for the collection of approximately $530,000 in unpaid fees and other damages arising from work performed by the company on a proposed golf development on the island of Barbados, which suit was reported on Form 10-QSB for the period ending June 30, 2004. The dismissal was a result of the company’s entering into an agreement with the defendant whereby the company and defendant would continue to plan and seek financing for the proposed golf development. The company is not currently involved in any material litigation.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     On June 9, 2005, the company issued 252,547 shares of par $.50 common stock of the company to the following five officers: Gregory S. Abadie, Charles A. Caplinger, Michael R. Kerney, Jeffrey D. Potts and Bill D. Thompson. The securities, which were exempt from registration under the Securities Act by reason of Section 4(2) thereof or Regulation D promulgated thereunder, were issued as additional compensation to such officers. The common stock which was issued is not convertible or exchangeable into any other equity securities.
Items 3 through 5 of this report on Form 10-QSB are not applicable.
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

Date: August 12, 2005	LANDMARK LAND COMPANY, INC.
(Registrant)

	By:	/s/ GERALD G. BARTON

Gerald G. Barton
President and Chief Executive Officer

	By:	/s/ JOE V. OLREE

Joe V. Olree
Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.
FORM 10-QSB
EXHIBIT INDEX

Exhibit
Number

31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree