Form 10QSB
period 2005-09-30
LANDMARK LAND CO INC/DE
filed 2005-11-14
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________to _________
Commission file number :_________
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s) Yes ☑ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,668,255 shares of common stock, $0.50 par value per share as of September 30, 2005.

Landmark Land Company, Inc.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2005

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:	3

Condensed Consolidated Balance Sheet as of September 30, 2005	4

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004, respectively	6

Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2005 and 2004, respectively	7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, respectively	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis	11

Item 3. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16
Exhibit Index
Section 302 Certifications
Section 906 Certifications
IMPORTANT ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report on Form 10-QSB constitute forward-looking statements that involve risks and uncertainties. We caution readers of this report that these statements involve a number of known and unknown risks that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report as well as those set forth in other periodic reports and filings that we make with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION.
Item 1. Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets
Current assets
Cash and cash equivalents	$3,239,488
Accounts receivable	203,000
Receivable from affiliates, net of equity investment of ($61,366)	134,496
Receivable from employees	3,987
Inventories	90,920
Prepaid expenses and other current assets	86,909

Total current assets	3,758,800

Real estate and golf management contract rights acquired
Contract rights acquired at cost, net of impairment provision of $922,083	3,843,504
Less accumulated amortization	(712,311)

Real estate and golf management contract rights acquired, net	3,131,193

Real Estate
Real estate held for sale	2,622,183
Real estate held for or under development	6,433,935

Total real estate	9,056,118

Property and equipment
Operating property and equipment, at cost	840,298
Less accumulated depreciation	(84,361)

Property and equipment, net	755,937

Other assets
Reimbursable pre-acquisition costs	582,052
Total other assets	582,052

Total assets	$17,284,100

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable to others	$3,136,042
Current portion of liabilities to affiliates	1,192,074
Accounts payable and accrued expenses	215,302
Accrued payroll and related expenses	213,318
Accrued interest due affiliates	682,815
Accrued interest due others	148,911
Dividends payable on common stock	575,469
Other liabilities and deferred credits	90,921
Deferred income tax liability	260,000
Real estate sales contract deposits	1,089,581

Total current liabilities	7,604,433

Notes payable to others, due after one year	3,475,146

Total liabilities	11,079,579

Stockholders’ equity
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,668,255 shares outstanding	4,402,234
Additional paid-in capital	30,190,861
Treasury stock, at cost, 1,136,213 shares	(1,136,213)
Accumulated deficit	(27,214,664)
Accumulated other comprehensive loss	(37,697)

Total stockholders’ equity	6,204,521

Total liabilities and stockholders’ equity	$17,284,100

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
Real estate sales	$4,622,760	$—	$12,064,125	$—
Golf course revenue	$275,355	—	960,449	—
Golf merchandise sales	$64,373	—	194,260	—
Food and beverage sales	$39,943	—	116,150	—
Management and consulting fees	$414,573	690,476	1,756,177	2,081,255
Reimbursement of out-of-pocket expenses	$108,190	157,388	408,076	383,851

Total revenues	5,525,194	847,864	15,499,237	2,465,106

Costs of revenue
Cost of real estate sold	2,718,067	—	8,276,164	—
Real estate operating expenses	253,351	—	876,588	—
Cost of golf merchandise sold	41,026	—	115,631	—
Cost of food and beverage sold	20,627	—	61,435	—
Golf operating expenses	345,339	—	1,025,474	—
Out-of-pocket expenses	108,190	157,388	408,076	383,851
Management and consulting payroll and related expenses	707,010	658,143	2,259,382	2,048,254
Depreciation and amortization	106,994	124,131	393,319	366,515
Estimated impairment loss on contracts	—	922,083	—	922,083

Total costs of revenue	4,300,604	1,861,745	13,416,069	3,720,703

Operating income (loss)	1,224,590	(1,013,881)	2,083,168	(1,255,597)

General, administrative and other expenses	(137,896)	(134,306)	(480,388)	(386,020)

Other income (expenses)
Equity in income (loss) of unconsolidated affiliate	16,224	(225,940)	(223,887)	(517,923)
Interest income	5,725	4,466	8,587	15,977
Interest expense	(114,460)	(27,473)	(316,858)	(79,891)

Total other income (expenses)	(92,511)	(248,947)	(532,158)	(581,837)

Net income (loss) before income taxes	994,183	(1,397,134)	1,070,622	(2,223,454)

Federal and state income taxes	—	—	—	—

Net income (loss)	$994,183	$(1,397,134)	$1,070,622	$(2,223,454)

Basic income (loss) per common share	$0.13	$(0.19)	$0.14	$(0.30)

Basic weighted average shares outstanding	7,668,255	7,415,708	7,519,150	7,415,708

Diluted earnings per share are not shown as the company has no common stock equivalents.
The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$994,183	$(1,397,134)	$1,070,622	$(2,223,454)

Other comprehensive income (loss)
Foreign currency translation adjustments	25,137	6,688	(7,174)	(96,846)

Comprehensive income (loss)	$1,019,320	$(1,390,446)	$1,063,448	$(2,320,300)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities
Net income (loss) for the period	$1,070,622	$(2,223,454)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	393,319	366,515
Estimated impairment loss	—	922,083
Employee bonus paid in stock	60,611	—
Equity in loss of unconsolidated subsidiary	223,887	517,923
(Increase) decrease in
Accounts receivable	107,537	141,899
Receivable from affiliates	147,889	(991,290)
Inventories	(20,060)	—
Prepaid expenses and other assets	(61,589)	(49,283)
Increase (decrease) in
Accounts payable and accrued expenses	(190,287)	30,465
Accrued payroll and related expenses	60,268	25,421
Accrued interest	69,028	77,476
Other liabilities and deferred credits	2,359	—
Real estate sales contract deposits	452,867	—

Net cash provided (used) by operating activities	2,316,451	(1,182,245)

Cash flows from investing activities
Purchase of property and equipment	(218,200)	(2,310)
Sale of property and equipment, net	38,781	—
Purchase and development of real estate inventory	(7,848,706)	—
Sale of real estate inventory	8,389,731	41,782
Investment in unconsolidated affiliate	—	(987,393)

Net cash provided (used) by investing activities	361,606	(947,921)

Cash flows from financing activities
Proceeds from debt to others	6,622,170	—
Repayments on debt to others	(7,644,657)	—
Cash dividends paid on common stock	(191,356)	—

Net cash used by financing activities	(1,213,843)	—

Net increase (decrease) in cash during period	1,464,214	(2,130,166)

Cash balance, beginning of period	1,775,274	3,221,564

Cash balance, end of period	$3,239,488	$1,091,398

Supplemental disclosure of cash flow information:
Cash paid for interest	$404,112	$—

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
     The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., SPID, Inc., South Padre Island Development, L.P., and SPIBS, LLC. The three entities related to the South Padre project, SPID, Inc., South Padre Island Development, L.P. and SPIBS, LLC are sometimes collectively referred to as “South Padre”. Revenues and expenses of South Padre are included only for periods subsequent to the company’s acquisition of South Padre on October 1, 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.
     Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results for the periods shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$873,640	—	$2,843,141	—
Gross profit	$32,448	—	$(447,774)	—
Loss from continuing operations	$32,488	$(451,880)	$(447,774)	$(1,035,846)
Net income (loss)	$32,488	$(451,880)	$(447,774)	$(1,035,846)
     The company has a receivable from this affiliate of $179,250 as of September 30, 2005. In addition, the company has recorded cumulative losses from this investment of $61,366 in excess of its capital investment of $1,250,587. This excess loss is reported as a reduction to the company’s loan receivable from the affiliate.
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
4. Income Taxes
     The company reported net income of $1,070,622 for the nine-month period ended September 30, 2005. The 2005 income is sheltered from federal and state income taxes by previously incurred losses; consequently, no provision for income taxes is required. Since the ability to utilize deferred tax benefits is not assured, the company has provided a valuation allowance equal to 100% of the future deferred tax benefits generated by net operating losses in prior periods. Both the future benefits and related valuation allowance have been reduced by approximately $439,000 in 2005, reflecting the utilization of deferred tax benefits to offset the tax liability on current year earnings.
5. Pro Forma Financial Information
     As stated in Note 1, the accompanying statement of operations includes the operations of South Padre only in 2005, subsequent to the company’s acquisition on October 1, 2004. The following table shows how the South Padre acquisition might have affected the company’s historical operating statements if the acquisition had been consummated at January 1, 2004.
Pro Forma Operating Information
For the Nine Months Ended September 30, 2004

Revenue	$12,642,780
Net loss	$(584,499)
Loss per share	$(.08)
     Additional pro forma financial information is available in the amendment to the company’s Form 8-K originally filed with the Securities and Exchange Commission on November 10, 2004 and amended on December 15, 2004 and in the company’s Form 10-KSB for the year ended December 31, 2004, filed March 30, 2005.
6. Stockholders’ Equity
     On June 9, 2005, the company issued 252,547 shares of the company’s common stock held in the treasury to five employees. The stock was valued at $.24 per share, its fair market value at date of grant. The company reduced treasury stock by $252,547, its acquisition cost of the stock reissued, increased management and consulting payroll by the $60,611 fair value of the stock at date of grant and reduced additional paid-in capital for the $191,936 difference.
     On August 15, 2005, the Board of Directors declared a dividend of $.10 per share on the company’s common stock, payable in four quarterly installments of $.025 per share, to shareholders of record at the close of business on August 25, 2005, November 25, 2005, February 25, 2006 and May 25, 2006, respectively. The installments of dividend payments are to be paid on the first business day that is ten days after each record date. The first quarterly payment in the amount of $191,356 was paid in September.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004. The company’s consolidated statements of operations and cash flows for the nine months ended September 30, 2005 include the operations of the acquired companies and partnership; however the statements for the same period in 2004 do not include the partnership. Management’s discussion of operations includes comments on South Padre’s independent operations prior to the company’s acquisition and the effect those operations would have had on the company’s financial statements had the acquisition been completed on January 1, 2004 (pro forma effect). Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.
     Management’s analysis of the company’s operations during 2005 and comments on its current financial condition are as follows:
Revenue
     Real estate sales at South Padre totaled 53 lots and 15 houses during the third quarter of 2005, generating $4,623,000 in revenue. In the same period of 2004, prior to the company’s acquisition, South Padre reported 26 lot sales and 20 house sales generating $5,410,000 in revenue. During the nine months ended September 30, South Padre sold 87 lots and 52 houses in 2005 compared to 38 lots and 45 houses reported by South Padre in 2004, before the company’s acquisition. Real estate sales totaled $12,064,000 in the first nine months of 2005 compared to $10,187,000 reported by South Padre in the same period of 2004.
     Golf related revenue totaled $380,000 during the third quarter of 2005. Paid golf rounds totaled 6,344. In the same period of 2004, prior to the company’s acquisition, South Padre reported $372,000 in golf revenue from 6,133 rounds played. During the nine months ended September 30, 2005, South Padre played 23,484 rounds generating $1,271,000 in revenue compared to 21,760 rounds generating $1,205,000 in revenue in the same period of 2004 (before the company’s acquisition).
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
     Management and consulting agreements generated $415,000 in fee revenue in the quarter ended September 30, 2005 compared to $690,000 during the same period of 2004. During the nine months of January through September 2005, the company recognized $1,756,000 in consulting and management fees compared to $2,081,000 in the same period of 2004. The 2004 fees include fees from South Padre in the amount of $256,000 for the three-month period and $661,000 for the full nine months. In 2005, South Padre’s operations are included in the company’s consolidated financial statements and no fee income is recognized for this inter-company management. The company was also reimbursed for out-of-pocket expenses related to its management agreements during the three-month and nine-month periods in the amounts of $108,000 and $408,000 in 2005 and $157,000 and $384,000 in 2004 respectively.

     Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice. One contract for planning and developing a property in New York will generate additional fees only if approvals are obtained for development, the property is sold for alternative use or our contract is cancelled with payment of cancellation fees before the property is approved or sold. Finally, management fees on two former affiliates were reduced subsequent to October 1, 2004 to accommodate the former owner of South Padre. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.
Costs of Revenues
     Cost of real estate sold, including land, development, construction and closing costs, totaled $2,718,000 in the third quarter of 2005. During the same period of 2004, before the company’s acquisition, South Padre reported costs of real estate sold totaling $3,493,000 ($3,298,000 on a pro forma basis, net of inter-company fees). Gross profit margins of 39% reported by South Padre in 2004 compared to 41% realized by the company in 2005. Costs of real estate sold in the first nine months of 2005 totaled $8,276,000 compared to $7,013,000 ($6,540,000 pro forma) reported by South Padre in the same period of 2004. Gross profit margins were 36% for the nine-month period of 2004 compared to 31% for the same period in 2005. Gross profit margins may differ between lot development and vertical house construction, or between various models of houses, consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.
     Real estate operating expenses not included in cost of real estate sold totaled $253,000 and $877,000 respectively in the three-month and nine-month periods ended September 30, 2005 compared to $373,000 ($343,000 pro forma) and $994,000 ($904,000 pro forma) reported by South Padre in the same periods of 2004 before the company owned South Padre.
     Cost of golf merchandise sold in the three-month and nine-month periods ending September 30, 2005 totaled $41,000 (64% of sales) and $116,000 (60% of sales) respectively compared to $38,000 (57% of sales) and $112,000 (59% of sales) reported by South Padre in the same periods of 2004, before the company acquired South Padre.
     Golf operating expenses totaled $345,000 in the third quarter of 2005 and $1,025,000 for the first nine months of 2005 compared to $388,000 ($357,000 pro forma) and $1,113,000 ($1,015,000 pro forma) reported by South Padre in the same periods of 2004 prior to the company’s acquisition.
     Management and consulting payroll and related expenses totaled $707,000 and $2,259,000 respectively during the three-month and nine-month periods ending September 30, 2005 compared to $658,000 and 2,048,000 for the same periods in 2004. The increase in payroll costs results primarily from the absorption of costs relative to an employee between reimbursable job assignments and bonuses paid in stock in 2005.
     Depreciation and amortization included in the company’s consolidated statement of operations was $107,000 and $393,000 respectively in the three-month and nine-month periods ending September 30, 2005. In the same periods of 2004, the company reported $124,000 and $367,000. If South Padre were included in the 2004 numbers on a pro-forma basis, depreciation and amortization would have totaled $140,000 and $415,000 for the respective periods. Amortization of the cost of purchased intangible contract rights varies from period to period based on the revenue received from those contracts during each period.
General, administrative and other expenses
     General, administrative and other expenses totaled $138,000 and $480,000 respectively in the third quarter and first nine months of 2005 compared to $134,000 and $386,000 in the same periods of 2004. The increase results primarily from increased accounting and legal fees related to income tax planning and to currency exchange losses realized on collection of fees earned in Spain.

Other income and expense
     Equity in loss of unconsolidated affiliate reflects the company’s 50% share of the operating profits or losses of Landmark Developments of Spain, S.L. The Spanish company was organized in March 2003. The company’s share of operating results was $16,000 profit in the third quarter of 2005 and $224,000 loss for the nine months ended September 30, 2005 compared to $226,000 loss and $518,000 loss in the same periods of 2004. The Spanish company signed its first management contract in April 2005.
     Interest expense increased from $27,000 in the third quarter of 2004 and $80,000 for the first nine months of 2004 to $114,000 and $317,000 in the same periods this year. The increase results primarily from the inclusion of interest expense on the real estate inventory loans at South Padre and on the note issued for the acquisition of South Padre.
Federal and state income taxes
     The company reported net income of $994,000 and $1,071,000 respectively in the three-month and nine-month periods ended September 30, 2005. The 2005 income is sheltered from federal and state income taxes by previously incurred losses; consequently, no provision for income taxes is required. Since the ability to utilize deferred tax benefits is not assured, the company has provided a valuation allowance equal to 100% of the potential deferred tax benefits generated by net operating losses in prior periods. Both the potential benefits and related valuation allowance have been reduced by approximately $439,000 in 2005, reflecting the utilization of those benefits to offset the tax liability on current year earnings.
Net income
     The company reported net income of $994,000 and $1,071,000 respectively for the third quarter and first nine months of 2005. In the comparable periods of 2004, the company reported losses of ($1,397,000) and ($2,223,000). The significant improvement in operating results reflects the inclusion of South Padre operations plus increased fee income from Spain in 2005. While the company anticipates that continued profitable operations in South Padre along with potential new management contracts should enable the company to operate profitably in the future, there can be no assurance of such profitable operation.
Liquidity and capital resources
     Current assets total $3,759,000 at September 30, 2005, an increase of approximately $1,094,000 from December 31, 2004. Although the company’s current liabilities still exceed current assets, the company anticipates that approximately $2,016,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Debt to affiliates in the approximate amount of $1,192,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity. The company anticipates its current reserves to be adequate for anticipated current needs.
     Real estate and golf management contract rights acquired remained unchanged during the first nine months of 2005, except for normal amortization.
     Real estate held for either development or sale totaled $9,056,000 at September 30, 2005, approximately $541,000 less than at December 31, 2004. The company reduced both real estate inventory and related debt during the first nine months of 2005; however, the company has a rolling option to purchase additional land at South Padre and anticipates the purchase of additional land to develop as needed to meet market demand.

     Property and equipment increased approximately $116,000, net of depreciation, in the first nine months of 2005 reflecting the replacement of golf cart paths at South Padre at a cost of approximately $123,000 plus miscellaneous equipment and model furniture purchases, less the sale of other model furniture.
     Liabilities totaled $11,080,000 at September 30, 2005 – a decrease of approximately $53,000 from December 31, 2004. September 30 balances include approximately $5,189,000 in notes payable to banks secured by real estate at South Padre, $1,090,000 in real estate sales contract deposits, $669,000 in principal and interest payable on the purchase of South Padre and $1,875,000 in principal and interest payable to affiliates.
     Stockholders’ equity increased by approximately $357,000 in the first nine months of 2005, reflecting the company’s net income of $1,071,000, plus the reissue of treasury stock for approximately $61,000, partially offset by the $767,000 dividends declared and other comprehensive loss of $7,000. On June 9, 2005, the company issued 252,547 shares of the company’s common stock held in the treasury to five employees. The stock was valued at $.24 per share, its fair value at date of grant. The company reduced treasury stock by $252,547, its acquisition cost of the stock reissued, increased management and consulting payroll expense for the $60,611 fair value of the stock at date of issue and decreased additional paid-in capital for the $191,936 difference. On August 15, 2005 the Board of Directors declared a $.10 per share dividend on common stock totaling approximately $767,000 of which $191,000 was paid in September.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     The company is not currently involved in any pending legal proceedings, except for routine litigation that is incidental to the company’s business.
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

Date: November 14, 2005		LANDMARK LAND COMPANY, INC.
(Registrant)

	By:	/s/ GERALD G. BARTON

Gerald G. Barton
Chairman and Chief Executive Officer

	By:	/s/ JOE V. OLREE

Joe V. Olree
Senior Vice President and
Chief Financial Officer

LANDMARK LAND COMPANY, INC.
FORM 10-QSB
EXHIBIT INDEX

Exhibit
Number
31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree