Form 10KSB
period 2005-12-31
LANDMARK LAND CO INC/DE
filed 2006-03-23
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                        to
Commission file number
LANDMARK LAND COMPANY, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE	77-0024129

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

2817 Crain Highway, Upper Marlboro, Maryland	20774

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s Telephone Number, Including Area Code: (301) 574-3330
Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.50 par value	None
Securities registered under Section 12(g) of the Exchange Act:
None.
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) ☑ Yes ☐ No, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The issuer’s revenues for its most recent full fiscal year were: $25,164,068.
The aggregate market value of the 2,546,284 shares of voting stock held by non-affiliates of the issuer on March 7, 2006 was $2,597,210. For the purposes of computing the above market value, the voting stock beneficially held by directors, officers, key employees and 10% or more shareholders of the company was considered as held by “affiliates”. The aggregate market value was computed by reference to the average bid and asked prices of the common stock on such date as reported by Pink Sheets from trading information from the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.
APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer’s common stock, $0.50 par value as of March 13, 2006 was 7,660,055.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are herewith incorporated by reference: None
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

Landmark Land Company, Inc.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2005

			Page
			Number
PART I

	Item 1.	Description of Business	4

	Item 2.	Description of Properties	5

	Item 3.	Legal Proceedings	7

	Item 4.	Submission of Matters to a Vote of Securities Holders	8

PART II

	Item 5.	Market For Common Equity and Related Stockholder Matters	8

	Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

	Item 7.	Financial Statements	12

	Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12

	Item 8.A.	Controls and Procedures	12

PART III	OTHER INFORMATION

	Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	12

	Item 10.	Executive Compensation	14

	Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14

	Item 12.	Certain Relationships and Related Transactions	16

PART IV

	Item 13.	Exhibits	16

	Item 14.	Principal Accountant Fees and Services	16

	Financial Statements		F-1—F-31

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
     Landmark of Spain, Inc. In February 2003, the company formed Landmark of Spain, Inc., a Delaware corporation, owned 100% by the company. In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, S.L. to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investments on the equity method. Landmark of Spain, Inc. has invested approximately 1,000,000€ ($1,250,587 at time of funding) in Landmark Developments of Spain, S.L. as of December 31, 2005. Landmark Developments of Spain, S.L. is currently managing the Arcos Gardens golf and real estate development located near the town of Arcos in the Andalucia region of Spain. This development is centered around a recently completed championship golf course designed by the company and the project is planned, upon build-out, to feature a hotel and approximately 525 residential units. The hotel and first 40 residential units are currently under construction.
     DPMG, Inc. Effective August 31, 2003, the company acquired all the outstanding stock of KES, Inc., an Ohio corporation that owned directly or indirectly 100% of DPMG, Inc. and three other subsidiaries, the primary assets of which consisted of interests in undeveloped land and golf and real estate management and development contracts.
     Effective June 30, 2004, KES, Inc. and its other subsidiaries, were merged into DPMG, Inc. in a tax-free reorganization under Internal Revenue Code Section 368.
     South Padre Island Development, L.P. On October 1, 2004, the company’s wholly-owned subsidiary, DPMG, Inc., acquired South Padre Island Development, L.P., a Delaware limited partnership (“South Padre”). South Padre is the owner of South Padre Island Golf Club and its related residential lot and housing development activities in the Town of Laguna Vista, Cameron County, Texas. The details of such purchase were discussed in the company’s Form 10-KSB for the year ended December 31, 2004 which was filed on March 30, 2005, as well as the company’s Form 8-K which was filed on October 7, 2004. The project currently has an additional 9 golf holes under construction to complement the ongoing lot development and building construction activity.
     Apes Hill Development SRL In December 2005, the company’s newly formed subsidiary, LML Caribbean, Ltd., entered into an agreement with C.O. Williams Investments Inc., an affiliate of a large general contractor in Barbados, for the formation of Apes Hill Development SRL (“Apes Hill”). A copy of the Members’ Agreement for Apes Hill Development SRL is attached hereto as Exhibit 10. Since its formation, Apes Hill has purchased approximately 470 acres in Barbados for $12,000,000 on which it is planning to develop a golf course, hotel and approximately 375 residential lots and/or units. The company indirectly owns 33-1/3% of Apes Hill and, since the beginning of 2006, has invested approximately $4,000,000 in such entity. Apes Hill has negotiated a commitment from a local lender and is currently in negotiations with such lender as to the terms of the final loan documentation for a credit facility in the amount of $34,700,000 for the development of the golf course, infrastructure and initial residential phases of the project.
     Presidential Golf Club, LLC In December, 2005, the company’s subsidiary, DPMG Inc. entered into a limited liability company agreement with V.O.B. Limited Partnership (“V.O.B.”), the owner and developer of the approximately 1,200 acre Beechtree residential development located near Upper Marlboro, Maryland (a suburb of Washington, D.C.). Each of V.O.B. and DPMG Inc. own 50% of Presidential Golf Club, LLC (“Presidential”). V.O.B. contributed approximately 350 acres of real property to Presidential and each of V.O.B. and DPMG Inc. have agreed to contribute up to $700,000 in equity for the development of an 18-hole championship golf course. V.O.B. has agreed to lend to Presidential the remaining funds to complete the golf facility which DPMG Inc. will manage and operate. The golf course construction is currently underway and the parties anticipate a 2007 spring/summer grand opening.
(b)	Business of Issuer
     In addition to the company’s equity interest in golf and real estate activity in the South Padre, Barbados and Maryland projects described above and in Item 2 below, the company’s other business activity currently involves the management of golf courses and golf-related real estate developments owned by third parties. The management agreements cover both operating golf courses and uncompleted golf course developments in various stages of entitlement processing and/or construction.
     The projects under management as of December 31, 2005 are located in New York, Missouri, California, Maryland, Puerto Rico, Barbados and Spain; however, the company has been informed that its management agreement for the Gyrodyne project in Long Island, New York may be terminated. The company’s compensation under these agreements is generally comprised of a minimum monthly fee plus percentage participations in either gross or net profits. The company also receives fees for golf course design and/or the preparation of golf course grading plans. The length of the management agreements vary by project, with some extending for a term of 10 years or more, however, in some cases, the owner has the right to terminate upon 30 days notice and there are no assurances that one or more of these agreements may not be cancelled during the current calendar year. During 2005, the company’s management agreements on the Meadowbrook Farms golf course in Houston, Texas and The Oaks golf course in Gulfport, Mississippi were terminated, the latter of which was caused by the closing of the golf facility due to the effects of Hurricane Katrina.
     The company is currently pursuing additional opportunities in the golf/residential real estate sector with a particular emphasis on properties in Spain and Portugal. Given the current oversupply of golf courses in most U.S. markets, the company believes that the superior economic potential for golf-related developments in southern Europe, particularly Spain and Portugal, is compelling. The company also believes that market conditions are favorable for the acquisition of golf-related properties in the U.S. and the company may seek to invest in developed or undeveloped properties where reasonable investment or development returns are projected. The company currently has no firm commitments as to any such investments or acquisitions.
     The market for golf course management services in the U.S. is very competitive. Several large companies such as Troon Golf have traditionally managed a large number of courses, but as profit margins have tightened over the recent years at U.S. golf facilities, a number of smaller, lower-cost managers have entered the market. The company markets its services by providing a wider range of services than is generally available in the golf management industry today. From pre-development services, including the preparation of economic feasibility studies, processing of governmental approvals and golf course design, through construction management services and golf course management, the company offers a wide range of expertise to manage all phases of a golf-related development or operation. While most of the golf management competition strictly performs golf management services, the company has the capacity to plan and develop residential and resort communities centered around golf-related amenities. The company intends to continue to market its services by emphasizing its expertise in all phases of golf and golf-related development.
     The company currently has 88 employees, 23 of whom are employed by DPMG in support of the company and its subsidiaries’ ongoing operations and 65 of whom are employed by South Padre Island Development, L.P. in support of its golf and real estate operations.
Item 2. Description of Properties
     The company leases office space on a month-to-month lease in Upper Marlboro, Maryland as its company headquarters. The owner of the leased premises is developing the property surrounding the office and expects to demolish the current structure within the next two years. The company is currently investigating alternative space for its headquarters. In addition, the company leases office space from the South Padre Island Community Homeowners Association on a month-to-month lease for its South Padre Island Development operations.

     The company owned, as of December 31, 2005, the following real property located in the South Padre Island Development, Laguna Vista, Texas:
1.	24 developed lots for sale, 13 of which were under contract,

2.	54 lots with housing units under construction, 23 of which were under contract,

3.	43 developed lots on which the company plans to build units,

4.	20 acres of property held for future development and/or construction,

5.	An approximately 185 acre golf course comprised of 18 golf holes, driving range, clubhouse, maintenance barn and appurtenant improvements, and

6.	92 acres restricted for the development of additional golf holes.
     The company currently has an option to purchase approximately 800 developable acres adjacent to the South Padre Island Development project during 2006 for $12,410 per acre, which purchase price will increase by the CPI during subsequent calendar years. The option, which terminates at the beginning of 2008, requires that at least 25 acres be purchased during any calendar year. The company purchased approximately 46 acres of property during 2005 and approximately 19 acres during February, 2006 pursuant to the terms of the option and the company intends to continue such option purchases as a part of its on-going development and house construction operations. During 2005 the company closed on the sale of 115 lots at an average sales price of approximately $52,000 per lot and 82 residential units at an average sales price of approximately $160,000 per unit. Substantially all development and construction activity is financed with loans from local financial institutions. The principal amount, interest and certain other provisions regarding these loans are set forth in Note 11 to the financial statements set forth in Item 7 of this annual report.
     The lot and housing market in the vicinity of the South Padre Island Development project is subject to the same competitive conditions as in other regional housing markets. The market consists of both primary and second homebuyers who are attracted to the golf course and other amenities available in the project. In the event financing remains available to buyers at current interest rates, the company expects sales of lots and residential units to continue near current levels for the foreseeable future. In the event market conditions, including interest rates, change in any material respect, sales of residential properties at the project could be dramatically affected.
     The South Padre golf course is operated as an amenity for the real estate development/sales operation. During 2005, approximately 28,600 rounds were played at an average rate of approximately $39.00 per round, resulting in a loss of approximately $236,000. The company projects that the course’s financial performance will improve over the next several years, however, the course is not expected to generate a significant profit in the near term.
     In Barbados, a subsidiary of the company owns a 33-1/3% interest in Apes Hill Development, SRL (“Apes Hill”) which during December 2005 purchased approximately 470 acres on the island of Barbados for $12,000,000. This price consisted of $4,000,000 in cash with the remainder paid through the issuance to the seller of the other 66.67% ownership interest in Apes Hill. This property has approvals for the development of a golf course, hotel and approximately 375 residential lots or units. Apes Hill has negotiated a commitment (subject to agreement on final loan documentation) for a local lender to provide a $34,700,000 credit facility to develop the infrastructure, golf course and initial residential phases (aggregating 97 lots) of the project. The housing market in Barbados for projects such as this is primarily comprised of second home purchasers from the U.K. and Ireland. The golf course component of the project is viewed as a project amenity and is not projected to be profitable for a number of years. To-date, expressions of interest for the initial residential phases have appeared strong, however, there is no assurance that these expressions of interest can be taken to binding contracts or that the demand for future residential product will remain high. There are numerous other second-home projects in Barbados which will compete with Apes Hill for potential purchasers, however, the proposed Apes Hill project, while not having the advantage of being on the coast, has dramatic views and will have excellent recreational facilities to attract those interested in a high-end sporting community.
     In Maryland, the company recently acquired a 50% interest in Presidential Golf Club, LLC (“Presidential”), which owns approximately 350 acres near Upper Marlboro, Maryland on which an 18-hole championship golf course is currently being developed. The company has agreed to contribute up to $700,000 for the construction of the golf course and the company’s partner, V.O.B. Limited Partnership (“V.O.B.”), has agreed to contribute an equal equity amount. Any remaining funds required to construct the golf facility will be loaned to Presidential by V.O.B. on a 15 year note payable out of cash flow generated from the facility with interest at a Citibank floating prime rate. In connection therewith, Presidential has granted to V.O.B. a mortgage in the amount of $13,825,000, which is the current estimate of the loan required to complete the golf course. In addition to this amount, the company will be required to borrow from V.O.B. additional funds to construct a golf clubhouse which is currently in the design and planning phase. The demand for additional golf facilities in the area has remained flat in recent years due to the relatively small increase in golfers utilizing public fee facilities, however, Presidential hopes to use its proximity to downtown D.C. to tap the potential group outing business that exists in the area.
     The company also owns a 45% interest in a 128+ acre parcel near the town of Hana, island and county of Maui, state of Hawaii. The parcel is currently undeveloped, however, the company and the other owners of the parcel are currently attempting to obtain government approvals to subdivide the property into approximately 13 residential lots. The approval process for such development is extensive and time-consuming and the outcome of such process is uncertain at this time.
     Other than property in the vicinity of the South Padre Island Development project, the company has no plans to purchase additional real property during 2006, although an investment opportunity may arise in a golf and/or residential real estate project which the company may pursue under the right circumstances. In the opinion of management, all of the company’s properties are adequately insured, however, the company has been unable to procure affordable liability coverage for its construction operations at South Padre.
     As of December 31, 2005, the company’s most significant property management contract covers approximately 2,000 acres in the Towns of Pine Plains and Milan, Duchess County, New York and includes an existing 18-hole golf course. The company has been retained to renovate and expand the existing golf course and to design, develop and manage the remainder of the project property into an environmentally sensitive community. The planning process is underway and an environmental impact report is being finalized to address the impacts of development on the surrounding community. The company’s compensation under this agreement consists of fees which are paid on a current basis and a future profit participation.
     In 2002, the company’s subsidiary, DPMG Inc., entered into a management agreement with Gyrodyne Company of America, Inc. (“Gyrodyne”) to manage the planning and development of an approximately 320 acre parcel on Long Island, New York. During February, 2006, the company received a letter from Gyrodyne which set forth the intention of Gyrodyne to terminate this agreement. During November, 2005, the local public university took title to approximately 245 acres of the property through the condemnation process for an expansion of its campus. The management agreement provides that upon a termination of this nature, a termination fee of $500,000 will be paid, as well as any other fees that may be due and owing at the time of termination. DPMG Inc. claims that it is entitled under the management agreement to an incentive fee equal to 10% of the net profit to Gyrodyne arising from the sale of the property, however, Gyrodyne has responded in writing that no incentive fee is due and owing. Since the university has already agreed pursuant to the condemnation process to pay Gyrodyne at least $26,300,000 for the property, the company’s claim is material but unresolved.
     The company is currently in negotiations with the owners of other property in Spain for the management of golf, hotel and residential projects. While the success of such negotiations is uncertain at this time, management feels that overseas projects such as these in which the company can earn fees as well as a percentage of profits will be very important for the company’s success.
     Depreciation of the company’s properties and amortization of its contract property rights are more fully described in Note 1 to Item 7.
Item 3. Legal Proceedings
     The company is not currently a party to any pending legal proceeding other than non-material, routine litigation that is incidental to the company’s business.

Item 4. Submission of Matters to a Vote of Security Holders
     On November 18, 2005, the company held an annual meeting at the South Padre Island Development project, Laguna Vista, Texas. At such meeting, the company shareholders reelected Gerald G. Barton, Bernard G. Ille, David A. Sislen, Robert W. White and William W. Vaughan, III as company Directors and Aronson & Company was appointed as the independent registered accounting firm for the fiscal year ending December 31, 2005. The votes for each Director and the appointment of Aronson & Company as the independent registered accounting firm, as well as the number of votes against and abstentions, are set forth in the table below:

	Votes	Votes
	For	Against	Abstentions
Reelection of Directors:

Gerald G. Barton	5,244,646		876
Bernard G. Ille	5,242,897		2,625
David A. Sislen	5,242,897		2,625
Robert W. White	5,242,897		2,625
William W. Vaughan, III	5,244,646		876

Aronson & Company as the registered independent accounting firm for the fiscal year ending December 31, 2004	5,242,967	2,305	250
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     The following tables set forth the high and low reported sales prices for the common stock of the company as reported for each calendar quarter commencing after December 31, 2003:

	2005		2004
	High	Low	High	Low
First Quarter	$0.30	$0.20	$0.25	$0.20
Second Quarter	0.40	0.20	0.75	0.20
Third Quarter	0.80	0.35	0.27	0.25
Fourth Quarter	0.85	0.65	0.30	0.15
     The company’s common stock was delisted and trading was suspended during October of 1991 by the Midwest Stock Exchange and the American Stock Exchange. Since that date, the common stock of the company has been traded in the non-Nasdaq over-the-counter markets. The high and low bid information was obtained from Pink Sheets from trading information as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of February 28, 2006, there were 713 holders of record of the company’s common stock. These numbers do not include stockholders who hold their shares in “street name” or in “nominee” accounts with banks, brokerage firms and other authorized holding institutions.
     On August 15, 2005, the company declared a dividend of $.10 per share on the company’s common stock, payable in four quarterly installments of $.025 per share, to shareholders of record at the close of business on August 25, 2005, November 25, 2005, February 25, 2006 and May 25, 2006, respectively. The installments of dividend payments are payable on the first business day which is ten days after each record date.
     On December 19, 2005, the company issued Ten Thousand (10,000) shares of Non-voting preferred stock, Series C for a price of One Million Dollars ($1,000,000). These shares are non-voting shares with a cumulative annual dividend of Ten Dollars

($10.00) per share and a liquidation value of $100 per share. The sale was made to an individual in a private transaction exempt from registration under the Securities Act by reason of Section 4(2) thereof or Regulation D promulgated thereunder. These shares, which represent 100% of the issued and outstanding shares of Non-voting Preferred Stock, Series C, are not convertible or exchangeable into other equity shares of the company. It is anticipated that during 2006, the dividends payable on these shares will be paid on a current basis.
     The following chart discloses information regarding shares of common stock of the company repurchased during the year ended December 31, 2005:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Numbers of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Plans or Programs	or Programs
October	8,200	$.77	0	0
November	0	$0	0	0
December	0	$0	0	0

Total	8,200	$.77	0	0

(1)	On October 10, 2005, the company repurchased 8,200 common shares from Gotham Partners, L.P. and affiliates (“Gotham”) for a price of $.77 per share. As disclosed in the company’s Form 10KSB for the year ended December 31, 2002 which was filed on March 28, 2003, the company entered into a July 30, 2002 agreement (as amended on September 9, 2002) with Gotham to repurchase approximately 3,299,104 common shares of the company’s stock for a price of $1.00 per share. Pursuant to such agreement, the company repurchased 3,285,270 shares from Gotham during the fourth quarter of 2002. The remaining 13,834 shares which were not repurchased as a part of the original transaction had various issues relating to defective endorsements and/or lack of acceptable signature guarantees and, therefore, these shares were excluded from the original purchase. Since the end of 2002, the title issues were resolved on 8,200 of these shares and the company repurchased these shares at their September 30, 2005 book value of $.77 per share. It is not currently anticipated that any additional shares will be repurchased from Gotham pursuant to the above-described 2002 agreement.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy discussed in Item 1, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004. The company’s consolidated statements of operations and cash flows for the years ended December 31, 2005 and 2004 include the operations of South Padre only for the period subsequent to the acquisition date. Consequently, year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.
Management’s analysis of the company’s operations and comments on its current financial condition are as follows:
Revenue
     Real estate sales at South Padre totaled 115 lots and 82 houses during 2005, generating $18,927,693 in revenue. In the three months of 2004 subsequent to the company’s acquisition, South Padre reported 9 lot sales and 16 house sales generating $2,818,064 in revenue. The real estate market in the lower Rio Grande valley where the South Padre project is located is both a primary and secondary home market with a significant portion of the market comprised of “winter Texans” from the upper midwest. As discussed in Item 2, the company has a rolling purchase option to acquire additional acreage adjoining its current holdings and anticipates phased development to meet future demand in this long-term development property.
     Golf related revenue totaled $1,580,951 during 2005, comprised of course revenue of $1,170,657, pro shop merchandise sales of $264,290 and food and beverage sales of $146,004. Paid golf rounds totaled 28,641. In the three months of 2004 subsequent to the company’s acquisition, South Padre reported $304,423 in golf revenue from 5,275 rounds played. The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development. While the company anticipates increases in golf play as more golfers move into the residential community, weather and other factors could adversely affect future golf operations.

     Management and consulting agreements generated $3,929,391 in fee revenue in the year ended December 31, 2005 and $2,452,465 during the year ended December 31, 2004. The company was also reimbursed for out-of-pocket expenses related to the agreements in the amounts of $726,033 in 2005 and $536,151 in 2004. Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice, one of which was cancelled January 31, 2005 when the property was sold and another in December 2005 after The Oaks golf course in Pass Christian, Mississippi did not reopen following Hurricane Katrina. As discussed in item 2, the company’s contract to manage the Gyrodyne property in New York may be cancelled in 2006 as a local university has taken title to most of the property for expansion of its campus. Management fees from two former affiliates have been reduced to accommodate the former owner of South Padre and fees that formerly would have been recognized from the management of South Padre are now eliminated in consolidation since the company’s acquisition of South Padre.
     The company has executed design, construction management and golf operating agreements for three new projects in Missouri, Maryland and Barbados effective in September and December 2005. As discussed in Item 1, the company is also an investor in the projects in Maryland and Barbados. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.
Costs of Revenues
     Costs of real estate sold, including land, development, construction and closing costs, totaled $13,035,310 or 69% of gross sales, in 2005. During the three months of 2004, subsequent to the company’s acquisition of South Padre, such costs totaled $2,200,569, or 78% of gross sales. Gross profit margins differ between lot development and vertical house construction, between different subdivisions and between various models of houses. Lot sales accounted for 58% of unit sales in 2005, but only 36% of unit sales in the last quarter of 2004. The higher profit margin generally realized on lot development compared to vertical construction is reflected in the 2005 results.
     Real estate operating expenses totaled $1,274,310 in 2005 compared to $438,611 reported in the three months of 2004 that the company owned South Padre.
     Costs of golf merchandise and food and beverage sold in 2005 totaled $238,634 or 58% of the related merchandise sales compared to $55,459 or 62% of the related sales in the fourth quarter of 2004.
     Golf operating expenses totaled $1,376,909 in 2005 compared to $345,751 in the fourth quarter of 2004.
     Management and consulting payroll and related expenses totaled $2,933,801 during the twelve months ending December 31, 2005 and $2,676,416 for the twelve months ending December 31, 2004.
     Depreciation and amortization included in the company’s consolidated statement of operations was $499,334 in 2005 and $442,227 in 2004. The increase reflects a full year’s depreciation of property and equipment at South Padre during 2005 compared to only three month’s depreciation included in 2004.
     Impairment loss of $922,083 was recognized on a management contract in 2004. Details are discussed under the heading “Impairment of long-lived assets” in Note 1 to the company’s financial statements included in Item 7 of this Form 10-KSB. There were no impairment losses recognized in 2005.
General, administrative and other expenses
     General, administrative and other expenses totaled $712,690 in 2005 and $594,677 in 2004. The 2005 expenses reflect the company’s increasing activities.
Other income and expense
     Equity in loss of unconsolidated affiliate reflects the company’s 50% share of the operating losses of Landmark Developments of Spain, SL and its 33.3% share of Apes Hill Development SRL in Barbados. The Spanish company was organized in March 2003. The company’s share of losses in the amounts of $217,024 in 2005 and $612,526 in 2004 represent start up costs incurred in the pursuit of management and development opportunities, primarily in Spain and Portugal. The Spanish company signed its first management contract and generated its first revenue in 2005. The Barbados company began operations in December 2005. The company’s share of start-up costs expensed in 2005 was $79,402.

     Interest income increased from $17,466 in 2004 to $21,394 in 2005 primarily reflecting the larger cash balances invested in overnight funds pending investment or payment of operating expenses.
     Interest expense increased from $176,645 in 2004 to $441,438 in 2005 primarily because of the inclusion of interest expense on South Padre’s operating loans for the full year of 2005 versus only three months of 2004.
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
     Net operating loss carryforwards sheltered the company’s 2005 operating profit from federal income tax and most state income taxes. The company’s Consolidated Statements of Operations includes a provision for state income taxes in the amount of $43,000, which amount is shown as a current tax liability on the Consolidated Balance Sheet at December 31, 2005.
     Profitable real estate operations at South Padre, combined with significant fee income realized from three new management projects, generated a $3,607,577 profit in 2005 compared to the $3,132,546 loss reported in 2004. The 2004 loss included the non-recurring provision for impairment loss on the Gyrodyne contract in the amount of $922,083 discussed above.
Liquidity and capital resources
     Current assets total $8,255,232 at December 31, 2005, up from $2,664,305 at December 31, 2004, with the increase reflected primarily in cash ($3,168,730 increase) and receivables from affiliates ($2,262,927 increase). However, in January 2006, the company invested $4,000,000 equity in Apes Hill Development SRL, reducing current assets accordingly.
     Real estate and golf management contract rights reflect the unamortized purchase price of contract rights. Normal amortization for the year reduced the net carrying value of these contracts by $412,716 in 2005. No new contracts were purchased in 2004 or 2005. Unreimbursed costs related to new management agreements executed in 2005 were expensed as incurred.
     Real estate held for either development or sale decreased from $9,597,144 at December 31, 2004 to $8,315,187 at December 31, 2005 reflecting the increased sales at South Padre. Composition of the inventory is described in Item 2 of this Form 10-KSB and in Notes 4 and 5 to the financial statements included in Item 7. The company also has a rolling purchase option to purchase additional land at South Padre as discussed in Note 13 to the financial statements. The company purchased 19 additional acres for development in February 2006 and anticipates the purchase of additional land as needed to meet market demand.
     Property and equipment increased approximately $152,000 during 2005 reflecting primarily the new golf cart paths at South Padre and new data processing equipment and software at the home office.
     Liabilities decreased from $11,132,362 at December 31, 2004 to $10,667,328 at December 31, 2005, primarily reflecting the repayment of bank loans as real estate inventories were reduced at South Padre. South Padre finances its real estate development with loans from four local and regional banks. The loans are secured by deeds of trust on the real property and by guaranties issued by the company. Details of the various loans from banks and affiliates are included in Notes 10 and 11 to the financial statements included in Item 7 of this Form 10-KSB. The company anticipates that approximately $2,190,000 of the debt to others that is due within one year will be paid from sale proceeds of real estate inventory at South Padre. Debt to affiliates in the approximate amount of $1,271,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.
     Stockholders’ equity increased by approximately $3,896,000 in 2005 reflecting primarily the company’s net income for the year. However, the company also sold preferred stock for $1,000,000, reissued 252,547 common shares held in the treasury as employee bonus payments, repurchased 8,200 common shares as treasury stock and paid cash dividends on common shares, all as discussed in Note 7 to the financial statements included in Item 7.
Item 7. Financial Statements
          The following financial statements of Landmark Land Company, Inc. are included in this report on Form 10-KSB immediately following Part IV, Item 14 and immediately preceding the Signatures pages of this report:
1.	Report of Independent Registered Public Accounting Firm – 2005 and 2004.

2.	Consolidated Balance Sheets as of December 31, 2005 and 2004.

3.	Consolidated Statements of Operations for Years Ended December 31, 2005 and 2004.

4.	Consolidated Statements of Comprehensive Income or Loss for the Years Ended December 31, 2005 and 2004.

5.	Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2005 and 2004.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004.

7.	Notes to Financial Statements.
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
PART III
Item 9. Directors, Executive Officers and Promoters and Controlling Persons; Compliance with Section 16(a) of the Exchange Act
Set forth below is certain information concerning each Director, executive officer and key employee of the company.

Name	Age	Position
Gerald G. Barton	74	Chairman of the Board of Directors and Chief Executive Officer

Bernard G. Ille	79	Director

David A. Sislen	50	Director

Name	Age	Position
Robert White	76	Director

William W. Vaughan, III	53	President, Director, General Counsel and Assistant Secretary

Joe V. Olree	67	Senior Vice President and Chief Financial Officer

James C. Cole	56	Senior Vice President

Gary R. Kerney	63	Senior Vice President

Gerald D. Barton	47	Senior Vice President
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
Mr. Sislen was appointed to the Board of Directors in March, 2005. Mr. Sislen is President of Bristol Capital Corporation, a diversified real estate investment, management and advisory firm based in Bethesda, Maryland.
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
Section 16(a) Beneficial Ownership Reporting Compliance
          Based upon our review of the forms which we received with respect to the 2005 fiscal year, the company believes that there were no late filings of any required Forms 3, Forms 4 and Forms 5 by the officers or Directors of the company with the Securities and Exchange Commission for fiscal year 2005, except that (i) Gerald D. Barton, an executive officer, failed to file on a timely basis a report required by Section 16(a) of the Exchange Act to report a purchase of 300 shares of the company’s common stock on or about June 1, 2005 at a price of $.40 per share, and (ii) Brent A. Goodger, a company officer (who does not own common shares in the company), failed to file on a timely basis, a report required by Section 16(a) of the Exchange Act to report his election as an officer of the company on November 18, 2005. The required reports were filed during the second week of March, 2006.
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

          The company has an audit committee comprised of Directors Robert W. White, Bernard G. Ille and David A. Sislen. Mr. Ille is the audit committee’s independent financial expert.
Item 10. Executive Compensation
Compensation of Officers. For fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003, Gerald G. Barton, Gary R. Kerney, James C. Cole, William W. Vaughan, III and Joe V. Olree received remuneration in his respective capacity as follows:

		Annual Compensation
				Other Annual	All Other
Name and		Salary	Bonus	Compensation	Compensation
Principal Position	Year	($)	($)	($)	($)

Gerald G. Barton	2005	313,424	0	0	5,203
Chairman of Board,	2004	313,424	0	0	5,203
President and CEO (a)	2003	104,476	0	0	1,734

Gary R. Kerney	2005	244,032	0	0	6,000
Senior Vice President	2004	244,032	0	0	6,000
	2003	82,130	0	0	1,106

James C. Cole	2005	190,100	0	0	5,703
Senior Vice President	2004	190,100	0	0	5,703
	2003	63,367	0	0	1,901

William W. Vaughan, III	2005	234,041	0	0	6,000
President and General	2004	234,041	0	0	6,000
Counsel	2003	78,704	0	0	1,309

Joe V. Olree	2005	178,350	0	0	5,351
Senior Vice President and	2004	178,350	0	0	5,351
Chief Financial Officer	2003	59,450	0	0	1,784

(a) Amounts paid as salary to Mr. Barton include consulting fees paid to an entity wholly-owned by Mr. Barton and his wife.
Compensation of Directors. On August 1, 2002, the company adopted a policy of compensating outside Directors the sum of $3,000 per calendar quarter. Mr. White declined to accept such compensation until 2006, after the company began operating profitably.
Employment Contracts. There are no employment, termination of employment or change-in-control contracts between the company and any Director or officer.
Stock Options. No stock options or stock appreciation rights were awarded to any Director or executive officer during the fiscal years 2005, 2004 and 2003.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of December 31, 2005 held by any persons known to the company to be a beneficial owner of more than 5% of the company’s common stock, and by each of the company’s Directors and executive officers individually and all of the company’s Directors and executive officers as a group. The percentages were calculated based upon the 7,660,055 shares of common stock of the company outstanding on December 31, 2005.

	Amount and
Name and Address of	Nature of Beneficial
Beneficial Owner	Ownership	Percent of Class
Gerald G. Barton	1,962,078	25.61%
2817 Crain Highway
Upper Marlboro, MD 20774

Bernard G. Ille	1,000	Less than 1%
11004 Magnolia Park
Oklahoma City, OK 73120

David A. Sislen	1,100	Less than 1%
7910 Woodmont Ave., Ste. 910
Bethesda, MD 20814

Robert W. White	25,406	Less than 1%
715 Northwest 39th Street
Oklahoma City, OK 73118

William W. Vaughan, III	503,207	6.57%
2817 Crain Highway
Upper Marlboro, MD 20774

Joe V. Olree	229,010	2.99%
2817 Crain Highway
Upper Marlboro, MD 20774

Gary Kerney	376,615	4.92%
2817 Crain Highway
Upper Marlboro, MD 20774

James C. Cole	228,810	2.99%
2817 Crain Highway
Upper Marlboro, MD 20774

G. Douglas Barton	503,207	6.57%
2817 Crain Highway
Upper Marlboro, MD 20774

All Directors and Executive	3,830,433	50.01%
Officers as a group (9 persons)

Martha B. Doherty	503,207	6.57%
2817 Crain Highway
Upper Marlboro, MD 20774
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

Item 12. Certain Relationships and Related Transactions
          Transactions with Management and Control Persons
          During the fiscal years ending December 31, 2005 and 2004, there were no transactions with Directors, executive officers or persons who are known to be the beneficial owners of more than 5% of the company’s common stock, or their immediate families, in which the company was, or is to be, a party, except as follows:
1.	As of December 31, 2005, a subsidiary of the company, DPMG Inc., had an obligation to pay an affiliate of Mr. Barton the sum of $741,275, the principal portion of which currently accrues interest at the rate of 15%. The company acquired DPMG Inc. as a part of the acquisition of KES.
2.	On October 1, 2004, the company acquired South Padre Island Development, L.P. As a part of such acquisition, South Padre assumed from its previous owner a payable to an affiliate of the company’s Chairman and CEO having a principal and accrued interest balance of $787,802 at December 31, 2005, the principal portion of which bears interest at 12% per annum and is payable on demand. This payable was taken into account in the purchase price paid for South Padre as discussed in Note 2 to the financial statements in Part II, Item 7.
3.	During September 2005, a subsidiary of the company, DPMG Inc., entered into an agreement with Newco XXV, Inc. (“Newco”), an entity wholly-owned by Gerald G. Barton, the company chairman, whereby DPMG Inc. agreed to provide consulting services to Newco relating to the planning, design and development of certain real property owned by Newco. The agreement provides that these services are to be provided at rates which are quoted by DPMG Inc. to non-affiliated third party entities. During 2006, DPMG Inc. performed services for Newco valued at approximately $3,000 pursuant to such agreement.
PART IV
Item 13. Exhibits
Exhibits.

10	Members’ Agreement of Apes Hill Development SRL

31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004
Item 14. Principal Accountant Fees and Services
          The following table sets forth fees for services Aronson & Company provided in 2005 and 2004:

	2005	2004
Audit fees (1)	$59,797	$37,329
Audit-related Fees (2)	—	—
Tax fees (3)	—	24,709
All other fees (4)	2,502	48,746

Total	$62,299	$110,784

(1)	Represents fees for professional services provided in connection with the audit of the company’s financial statements, review of the company’s quarterly financial statements and advice on accounting matters that arose during the audit. The 2005 increase reflects the additional audit time required for the South Padre golf and real estate operations acquired in October 2004.

(2)	Represents fees for assurance and related services that are related to the audit or review of financial statements that are not reported as Audit Fees above.

(3)	Represents fees for services and advice provided in connection with tax advice, tax compliance and tax planning.

(4)	All other fees represent fees for services provided by the independent accountant other than disclosed above. These fees covered the preacquisition audit of South Padre Island Development, L.P. in 2004.
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

Landmark Land Company, Inc.
Financial Statements
Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets	F-3—F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income or Loss	F-6
Consolidated Statements of Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9—F-31

700 KING FARM BOULEVARD
ROCKVILLE, MARYLAND 20850
PHONE 301.231.6200
FAX 301.231.7630
Report of Independent Registered Public Accounting Firm
Board of Directors
Landmark Land Company, Inc.
Upper Marlboro, MD
We have audited the accompanying Consolidated Balance Sheets of Landmark Land Company, Inc. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Comprehensive Income or Loss, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Land Company, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Rockville, Maryland
March 6, 2006

Landmark Land Company, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Current assets
Cash and cash equivalents	$4,944,004	$1,775,274
Accounts receivable	354,638	310,537
Receivable from affiliates	2,606,677	343,750
Receivable from employees	11,158	3,177
Inventories	96,147	70,860
Other current assets	242,608	160,707

Total current assets	8,255,232	2,664,305

Real estate and golf management contract rights acquired
Long Island, NY, net of impairment loss provision of $922,083	557,917	557,917
Hudson Valley, NY	2,550,000	2,550,000
Spain	500,000	500,000
Golf management contracts	235,587	235,587

	3,843,504	3,843,504
Less accumulated amortization	(794,986)	(382,270)

Total real estate and golf management contract rights acquired, net	3,048,518	3,461,234

Real Estate
Real estate held for sale	2,739,243	3,559,175
Real estate held for or under development	5,575,944	6,037,969

Total real estate	8,315,187	9,597,144

Property and equipment, net	791,634	639,796

Other assets
Investment in unconsolidated affiliate	—	169,695
Reimbursable pre-acquisition costs	—	447,475

Total other assets	—	617,170

Total assets	$20,410,571	$16,979,649

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable to others	$2,868,854	$4,535,091
Current portion of liabilities to affiliates	1,271,476	1,192,074
Accounts payable and accrued expenses	546,080	405,589
Accrued payroll and related expenses	196,594	153,050
Accrued interest due affiliates	719,545	648,808
Accrued interest due others	155,045	113,890
Dividends payable	384,639	—
Other liabilities and deferred credits	764,234	725,276
Current income taxes	43,000	—
Deferred income taxes	260,000	260,000

Total current liabilities	7,209,467	8,033,778

Long term liabilities
Notes payable to others	3,457,861	3,098,584

Total liabilities	10,667,328	11,132,362

Stockholders’ equity
Preferred stock, Series C, non-voting, $.50 par value; $100 liquidation value; $10 cumulative annual dividend; 50,000 shares authorized; 10,000 shares issued and outstanding, stated at liquidation value	1,000,000	—
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,660,055 shares outstanding	5,402,234	4,402,234
Additional paid-in capital	30,190,861	30,382,797
Treasury stock, at cost, 1,144,413 and 1,388,760 shares, respectively	(1,142,527)	(1,388,760)
Accumulated deficit	(24,677,710)	(27,518,461)
Accumulated other comprehensive loss	(29,615)	(30,523)

Total stockholders’ equity	9,743,243	5,847,287

Total liabilities and stockholders’ equity	$20,410,571	$16,979,649

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004

	2005	2004
Revenues
Real estate sales	$18,927,693	$2,818,064
Golf course revenue	1,170,657	215,311
Golf merchandise sales	264,290	63,472
Food & Beverage, sales revenue	146,004	25,640
Management and consulting revenue	3,929,391	2,452,465
Reimbursement of out-of-pocket expenses	726,033	536,151

Total	25,164,068	6,111,103

Costs of revenues
Cost of real estate sold	13,035,310	2,200,569
Real estate operating expenses	1,274,310	438,611
Cost of golf merchandise sold	162,720	40,840
Cost of food and beverage sold	75,914	14,619
Golf operating expenses	1,376,909	345,751
Out-of-pocket expenses	726,033	536,151
Management and consulting payroll and related expenses	2,933,801	2,676,416
Depreciation and amortization	499,334	442,227
Estimated impairment loss on contract rights	—	922,083

Total	20,084,331	7,617,267

Operating income (loss)	5,079,737	(1,506,164)

General, administrative and other expenses	(712,690)	(594,677)

Other income (expenses)
Equity in loss of unconsolidated affiliate	(296,426)	(612,526)
Interest income	21,394	17,466
Interest expense, including $143,419 and $84,486 to affiliates in 2005 and 2004, respectively	(441,438)	(176,645)

Total other (income) expenses	(716,470)	(771,705)

Net income (loss) before income taxes	3,650,577	(2,872,546)

Federal and state income taxes	(43,000)	(260,000)

Net income (loss)	$3,607,577	$(3,132,546)

Basic income (loss) per common share	$0.48	$(0.42)

Basic weighted average shares outstanding	7,555,707	7,415,708

Diluted earnings per share are not shown as the company has no common stock equivalents.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive Income or Loss
Years ended December 31, 2005 and 2004

	2005	2004
Net income (loss)	$3,607,577	$(3,132,546)

Other comprehensive income (loss)
Foreign currency translation adjustments	908	(75,610)

Comprehensive income (loss)	$3,608,485	$(3,208,156)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005 and 2004

							Accumulated Other
		Common	Preferred	Paid In	Treasury	Accumulated	Comprehensive
	Total	Stock	Stock	Capital	Stock	Deficit	Income (Loss)
Balance at December 31, 2003	$9,055,443	$4,402,234	$—	$30,382,797	$(1,388,760)	$(24,385,915)	$45,087

Net loss for the year	(3,132,546)					(3,132,546)

Foreign currency translation	(75,610)						(75,610)

Balance at December 31, 2004	5,847,287	4,402,234	—	30,382,797	(1,388,760)	(27,518,461)	(30,523)

Treasury stock, 252,547 shares reissued as employee bonuses	60,611			(191,936)	252,547

Purchase of 8,200 common shares	(6,314)				(6,314)

Preferred stock, 10,000 shares sold	1,000,000		1,000,000

Net income for the year	3,607,577					3,607,577

Dividends declared on common stock	(766,826)					(766,826)

Foreign currency translation	908						908

Balance at December 31, 2005	$9,743,243	$4,402,234	$1,000,000	$30,190,861	$(1,142,527)	$(24,677,710)	$(29,615)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities
Net income (loss) for the period	$3,607,577	$(3,132,546)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	499,334	442,227
Estimated impairment loss	—	922,083
Employee bonus paid in stock	60,611	—
Equity in loss of unconsolidated subsidiary	296,426	612,526
Current income tax provision	43,000	—
Deferred income tax provision	—	260,000
(Increase) decrease in
Accounts receivable	(44,101)	(79,202)
Receivable from affiliates	(1,861,873)	642,460
Inventories	(25,287)	(70,860)
Other assets	(89,882)	(104,713)
Increase (decrease) in
Deferred income taxes	—	260,000
Accounts payable and accrued expenses	140,491	338,892
Accrued payroll and related expenses	43,544	44,647
Accrued interest	111,892	301,259
Other liabilities and deferred credits	38,958	725,276

Net cash provided by operating activities	2,820,690	902,049

Cash flows from investing activities
Purchase of property and equipment	(284,737)	(641,155)
Sale of property and equipment, net	46,281	—
Purchase and development of real estate	(11,979,712)	(11,036,792)
Sale of real estate inventory	13,261,669	2,178,700
Investment in unconsolidated affiliate	—	(987,393)
Cash paid for South Padre partnership	—	(695,000)
Cash acquired through acquisitions	—	1,247,730

Net cash provided (used) by investing activities	1,043,501	(9,933,910)

Cash flows from financing activities
Debt to others acquired in South Padre	—	5,519,838
Debt to affiliates acquired in South Padre	—	558,475
Proceeds from debt to others	11,160,570	3,498,870
Repayments on debt to others	(12,467,530)	(1,991,612)
Cash dividends paid on common stock	(382,187)	—
Purchase of common stock for treasury	(6,314)	—
Proceeds from sale of preferred stock	1,000,000	—

Net cash provided (used) by financing activities	(695,461)	7,585,571

Net increase (decrease) in cash during period	3,168,730	(1,446,290)

Cash balance, beginning of period	1,775,274	3,221,564

Cash balance, end of period	$4,944,004	$1,775,274

Supplemental disclosure of cash flow information:
Cash paid for interest, including $72,682 and $3,254 paid to affiliates in 2005 and 2004, respectively	$543,169	$90,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

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

The company was obligated to fund 1,000,000 € ($1,250,587 at time of funding) during the first two years of operations. At December 31, 2004, the investment is reported as other assets of $169,695 representing the company’s 50% share of the Spanish company’s net equity at that date. At December 31, 2005 the Spanish company reported an accumulated deficit. The company’s 50% share of that deficit, in the amount of $46,422, has been deducted from its receivable from this unconsolidated affiliate in the December 31, 2005 balance sheet. The assets and liabilities of the company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)
Landmark of Spain, Inc. (continued): Landmark Developments of Spain, SL reported the following condensed financial position and loss from start-up operations for the periods ended December 31, 2005 and 2004.

	2005	2004
Assets	$992,966	$786,470
Liabilities	$1,085,809	$447,081
Stockholders’ equity (deficit)	$(92,843)	$339,389
Net loss	$(387,458)	$(1,357,195)
(III) KES, Inc. and DPMG, Inc.: Effective August 31, 2003, the company acquired all the outstanding stock of KES, Inc., an Ohio corporation that owned directly or indirectly 100% of (1) DPMG, Inc., a Delaware corporation formed in January 1996, (2) OTP, Inc., an Oklahoma corporation formed in September 1994, (3) Delos Partners, Inc., an Ohio corporation formed in December 1993 and (4) Landmark Hellas, Inc. (formerly Landmark International Corp.) an Oklahoma corporation formed in December 1998. The primary assets of the acquired companies consist of interests in undeveloped land and golf and real estate management and development contracts.

KES also owned Class B limited partnership interests in New Delos Partners, L.P., a Delaware limited partnership that invests in golf courses and related residential developments. KES had no monetary investment in New Delos Partners, L.P. but was entitled to participate in profits only after Class A partners (financial investors) recovered their investment and a preferred return on that investment. The company relinquished its partnership interests in New Delos Partners, L.P. on October 1, 2004 as partial consideration for its acquisition of South Padre Island Development, L.P. (See Note 2).

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

(V) LML Caribbean, Ltd.: On November 25, 2005, the company organized LML Caribbean, Ltd. (“Caribbean”) under the International Business Companies Act, 1999 of Saint Lucia, to pursue real estate and golf development business in the Caribbean. The company owns 100% of Caribbean.

In December 2005, LML Caribbean, Ltd. and C. O. Williams Investments, Inc., a local Barbados company (“Williams”), contracted to create Apes Hill Development SRL (“Apes Hill”), a society incorporated under the provisions of Society With Restricted Liability Act Cap. 318B of the Laws of Barbados. Caribbean owns one-third and Williams owns two-thirds of Apes Hill. The company’s initial plans include development of a golf course, hotel and residential community on approximately 470 acres on the island of Barbados.

Caribbean accounts for its investment in Apes Hill on the equity method. Its $4,000,000 investment commitment to Apes Hill was funded in January 2006; consequently, the investment is not reflected in the December 31, 2005 balance sheet. Caribbean’s share of start-up costs expensed by Apes Hill in 2005 was $79,402, which amount is included as a payable to affiliates in the December 31, 2005 balance sheet.

LML Caribbean, Ltd.’s functional currency is the U.S. dollar. Apes Hill Development SRL’s functional currency is the Barbados dollar (“BD$”). Apes Hill reported the following condensed financial position and loss from start-up operations for the period ended December 31, 2005, translated into US dollars.

Assets	$17,094,916
Liabilities	$9,333,124
Stockholders’ equity	$7,761,792
Net loss	$(238,208)
(VI) Presidential Golf Club, LLC: Effective as of December 8, 2005, DPMG, Inc. and V.O.B. Limited Partnership, a Maryland limited partnership (“VOB”), formed Presidential Golf Club, LLC, a Maryland limited liability company (“Presidential”). Presidential will develop and operate an 18-hole championship golf course on approximately 350 acres of land in Upper Marlboro, Maryland.
DPMG owns 50% of Presidential and accounts for its investment on the equity method. Its initial investment of $296,250 was funded in January 2006; consequently, the investment is not reflected in the December 31, 2005 balance sheet. Presidential’s costs incurred in 2005 were directly related to the golf course development and were capitalized as development in progress. Presidential reported the following condensed financial position at December 31, 2005.

Assets	$2,400,211
Liabilities	$2,103,961
Stockholders’ equity	$296,250
Net loss	$—

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Landmark Land Company, Inc., Landmark of Spain, Inc., KES, Inc., DPMG, Inc., Delos Partners, Inc., OTP, Inc., Landmark Hellas, Inc., South Padre Island Development, L.P., SPIBS, LLC, SPID, Inc. and LML Caribbean, Ltd., collectively referred to as “the companies”. Revenues and expenses of South Padre are included only for the period subsequent to the company’s acquisition date of October 1, 2004. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Merchandise inventories: Golf merchandise inventory is carried at the lower of cost or market. Cost is determined by the weighted average cost method. Inventory at December 31, 2005 and 2004 totaled $96,147 and $70,860 respectively.

Accounts receivable and concentrations of credit risk: Accounts receivable are stated at the amount the companies expect to collect. The companies maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the companies’ customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the companies provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the companies have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2005 and 2004, no allowance was considered necessary.

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
Depreciation expense totaled $86,618 and $24,677 for the years ended December 31, 2005 and 2004, respectively.

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

Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)

Marketing costs: The company’s policy is to expense marketing costs as incurred. Marketing expense included in the consolidated statement of operations for the years ended December 31 2005 and 2004 was $339,479 and $132,310 respectively, reflecting the inclusion of South Padre for only three months in 2004.

Foreign currency translation: The assets and liabilities of the company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year. Gains and losses resulting from translation of the foreign entity’s year-end balance sheet are accumulated as a separate component of stockholders’ equity until the respective assets or liabilities are liquidated.

Earnings per share: Earnings per share (EPS) are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are not presented as the company has no common stock equivalents. The following is a reconciliation of the numerators and denominators used in the calculation of basic income or loss per share:

	Year Ended December 31,
	2005	2004

Net income (loss)	$3,650,577	$(3,132,546)
Weighted average common shares outstanding	7,555,707	7,415,708
Income (loss) per common share	$.48	$(.42)
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

During 2004, the company determined that the fair value of its management contract for property on Long Island, New York was less than the related carrying amount on the balance sheet and, accordingly, recorded an estimated impairment loss of $922,083 to reduce the carrying amount to the contract’s fair value. The company’s contract provides for planning, obtaining regulatory approvals and subsequent development of approximately 320 acres of industrial land on Long Island. Development approvals for the property were withheld because of the threatened condemnation of a portion of the property for expansion of a local university campus.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)

According to the landowner’s statements filed with the Securities and Exchange Commission, the State University of New York at Stony Brook took title to approximately 245 acres of the subject property on November 2, 2005 for a purchase price of $26.3 million, generating a profit of approximately $21.3 million. The owner has reported that it will accept the $26.3 million as an advance payment on the sale and will pursue additional compensation in the New York State Court of Claims. The company’s management contract provides for an incentive fee equal to ten percent (10%) of net income from the project (or other sale or use of the property) as additional compensation for its services under the contract; however, the owner has notified the company that it does not believe the incentive fee applies to the condemnation award. The company will pursue collection of all fees due under its contract; however, at December 31, 2005, neither the amount nor the collectibility of such fees is reasonably determinable. Consequently, no income has been recognized in the 2005 statement of operations.

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

Warranty accruals: The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds. The accompanying financial statements include a provision for warranty expense calculated as .5% of gross house sales. A summary of the warranty accruals for 2005 and 2004 follows:

	2005	2004
Warranty accrual balance January 1	$56,556	$22,440
Provision for warranty	65,716	88,662
Payments	(40,012)	(54,546)

Warranty accrual balance December 31	$82,260	$56,556

Customer Deposits: As part of the company’s homebuilding operations, homebuyers are required to place an upfront deposit with the company when a home purchase contract is executed. The company records this deposit as a liability. As of December 31, 2005 and 2004, the company had customer deposits totaling $640,227 and $636,714 respectively that are included in other liabilities and deferred credits on the accompanying balance sheet.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

1.	Organization and significant accounting policies (continued)

Real estate and golf management contract rights: The company, through its DPMG subsidiary, owns management, development and profit participation contract rights in various real estate and golf properties in the United States, Spain and the Caribbean. These contracts are for the management of various golf courses and real estate properties. At December 31, 2005 and 2004, these contracts were reflected on the company’s balance sheets as follows:

	2005	2004
Allocated acquisition cost	$4,765,587	$4,765,587
Impairment loss allowance	(922,083)	(922,083)
Accumulated amortization	(794,986)	(382,270)

Net book value	$3,048,518	$3,461,234

Amortization of golf management contracts is recognized on a straight-line basis over three years. Amortization of real estate development and management contracts is recorded on the gross revenue ratio method over the expected life of each contract of six to eighteen years. Amortization expense for the year ended December 31, 2005 and 2004 was $412,716 and $417,550, respectively. The weighted average amortization period is 3.6 years. Estimated amortization for the next five years is as follows:

Year Ending December 31,	Amount

2006	$753,975
2007	173,250
2008	349,800
2009	386,450
2010	367,125
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

Reclassifications: Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation. These reclassifications had no impact on previously reported net loss.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

2.	Acquisition

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

The consideration for DPMG’s purchase totaled $2,460,000, which approximates the net fair value of South Padre’s assets and liabilities. The purchase price was paid (1) $695,000 in cash from the company’s assets ($450,000 initial down payment plus $245,000 principal reduction on the purchase note), (2) $965,000 by a 5-year, 8% promissory note payable to New Delos (original note amount of $1,350,000 less a cash principal payment of $245,000 and a credit of $140,000 for a portion of management fees owed to DPMG by New Delos) and (3) the balance of $800,000 by a credit for deferred management fees owed to DPMG by New Delos ($140,000 of the credit reduced the principal balance of the note and $660,000 was included in the purchase price). The note was secured by a mortgage on the golf course and certain real estate parcels and was payable in quarterly installments of interest and principal equal to 4% of quarterly real estate sales proceeds at South Padre. In October 2005, the company refinanced the remaining principal and interest due in the amount of $655,721 with International Bank of Commerce in Brownsville Texas, pledging as collateral, the same assets previously mortgaged to New Delos.

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

Pro forma results: The unaudited pro forma consolidated information set forth below for the twelve months ending December 31, 2004 gives effect to the South Padre acquisition as if it had occurred January 1, 2004. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

2004
Revenue	$16,901,805
Net loss	$(1,133,105)
Net loss per share	$(.15)

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

3.	Property and equipment

At December 31, 2005 and 2004, property and equipment consist of the following:

	2005	2004

Golf course improvements	$273,536	$150,000
Buildings	160,000	160,000
Automobiles	6,100	4,500
Furniture, machinery and equipment	453,700	353,671

	893,336	668,171
Less: Accumulated depreciation	(101,702)	(28,375)

Total property and equipment	$791,634	$639,796

Property and equipment is carried at cost, including the allocated cost of those assets included in the DPMG and South Padre acquisitions, which approximates fair value at the acquisition dates.
4.	Real estate held for sale

The company, through subsidiaries, owns the following interests in real estate held for sale at December 31, 2005 and 2004:

	2005	2004

Laguna Vista, TX – developed single family lots	$690,388	$1,215,600
Laguna Vista, TX – completed homes, including models	787,865	1,093,575
Hana, HI - 45% interest in approximately 128 acres	1,260,990	1,250,000

Total real estate held for sale	$2,739,243	$3,559,175

Real estate held for sale is carried at the lower of cost or net realizable value. Cost of those assets acquired in KES and South Padre is the allocated purchase price, which approximates fair value at the acquisition dates.

5.	Real estate held for or under development

At December 31, 2005 and 2004, the company, through its South Padre subsidiary acquired October 1, 2004, owns real estate held for or under development in Laguna Vista, Texas as follows:

	2005	2004

Developed lots for future home construction	$1,749,191	$2,787,154
Home construction costs in progress	2,707,989	2,473,641
Lot development costs in progress	839,544	425,532
Vacant land	279,220	351,642

Total real estate held for or under development	$5,575,944	$6,037,969

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

5.	Real estate held for or under development (continued)

Real estate held for or under development is valued at the lower of cost or net realizable value. Cost of assets acquired in the South Padre purchase is the allocated purchase price, which approximates fair value at the date of acquisition.

The company capitalizes interest costs related to land development activities as the land is prepared for its intended use. Capitalization ceases when the development is substantially complete. Interest on debt associated with operations and equipment is expensed as incurred. See Notes 10 and 11 for debt details and amounts of interest capitalized to real estate or expensed to operations.

6.	Reimbursable pre-acquisition costs

Reimbursable pre-acquisition costs represent amounts to be capitalized as a cost of real estate expected to be acquired or to be recovered from landowners as reimbursement for costs incurred in planning and financing on projects not acquired. The December 31, 2004 balance relates to the Apes Hill project in Barbados for which the company executed investment agreements and management agreements in December 2005. At December 31, 2005 the company’s balance sheet caption “Receivable from affiliates” includes the pre-acquisition costs and other fees and reimbursements receivable from Apes Hill totaling approximately $1,541,000, which were collected in March, 2006.

7.	Stockholders’ equity

In June 2005, the company reissued 252,547 shares of common stock held as treasury stock to five employees. The stock was valued at $.24 per share, its fair market value at date of grant. The company credited treasury stock for $252,547, its acquisition cost of the stock reissued, charged management and consulting payroll with the $60,611 fair value of the stock at date of grant and charged additional paid-in capital for the $191,936 difference.

In October 2005, the company purchased 8,200 common shares from Gotham Partners at $.77 per share. The $6,314 purchase price was charged to the treasury stock account.

On August 15, 2005, the Board of Directors declared a dividend of $.10 per share on the company’s common stock, payable in four quarterly installments of $.025 per share, to shareholders of record at the close of business on August 25 and November 25, 2005 and February 25 and May 25, 2006. The installments of dividend payments are to be paid on the first business day that is ten days after each record date. The first quarterly payment in the amount of $191,356 was paid in September and the second quarterly payment in the amount of $190,830 was made in December 2005.

In December 2005, the company sold 10,000 shares of Series C preferred stock, $.50 par value, $100 liquidation value with a $10 cumulative annual dividend per share for $1,000,000 cash. The entire proceeds were credited to the preferred stock account.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

8.	Leasing activities

Real estate: The company’s subsidiary, DPMG, Inc. leases office space in Upper Marlboro, Maryland and, in 2004, an apartment in Puerto Rico, on a month-to-month basis. Rent expense related to these leases is included in general and administrative expenses in the amounts of $18,000 and $29,400 in 2005 and 2004 respectively. The company’s subsidiary, South Padre, leases office space in Laguna Vista, Texas, also on a month to month basis. Rent expense of $6,000 and $1,500 is included in real estate operating expenses in 2005 and 2004 respectively.

Equipment: The company’s subsidiary, South Padre, was obligated under operating leases for use of golf cars, golf maintenance equipment and construction equipment at the property, some of which expired in 2005. The remaining leases require payments of $4,926 per month through November 2009 for the golf cars and $330 per month through January 2007 for golf maintenance equipment. On a month-to-month basis, South Padre also leases a mobile construction office for $253 per month and a construction storage bin for $164 per month. Finally, South Padre leases global positioning equipment installed on the golf cars. Lease charges are based on a per-round usage fee, billed monthly. The consolidated statement of operations for 2005 and 2004 includes lease expense on these obligations and other miscellaneous equipment rentals in the total amount of $125,442 and $25,118 respectively. Minimum annual payments due under these leases in the future are as follows:

Year ending December 31,	Amount
2006	$63,072
2007	59,442
2008	59,112

Total	$181,626

9.	Management agreements with unconsolidated affiliates

Revenue: DPMG entered into various agreements with affiliates of New Delos Partners, L.P., an affiliated entity until October 1, 2004, to provide planning and construction management, property management, and golf operational management. Total fees earned from these contracts were $198,361 in 2005 and $1,211,688 in 2004. These contracts were renegotiated and the balances due thereunder were settled as a part of the acquisition of South Padre from New Delos on October 1, 2004. See Note 2. At December 31, 2005 and 2004, amounts due under these contracts totaled $34,586 and $57,173 respectively.

DPMG also has a consulting agreement with Landmark Developments of Spain, S.L. Fees earned under this agreement totaled $1,169,842 in 2005 and $360,000 in 2004. Fees and reimbursable expenses were due to DPMG under this agreement in the amounts of $474,937 (before deducting the negative investment balance of $46,422) and $343,750 at December 31, 2005 and 2004, respectively.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

9.	Management agreements with unconsolidated affiliates (continued)

In December 2005, DPMG entered into management agreements with Presidential Golf Club, LLC to provide golf course design, construction supervision and golf operations management for the 18-hole championship golf course to be built near Upper Marlboro, Maryland. Fees earned under the contract in 2005 totaled $636,559, which fees were collected in January 2006. The company owns 50% of Presidential Golf Club, LLC as discussed in Note 1.

Also in December 2005, DPMG entered into management agreements with Apes Hill Development SRL to provide business plans, golf course design, project management, construction management, marketing and operations management for its proposed 470 acre development in Barbados. At December 31, 2005, Apes Hill owed DPMG for fees earned in 2005 ($851,252), plus reimbursable costs ($690,351), which amounts were collected in March 2006. The company owns 33.3% of Apes Hill Development SRL as discussed in
Note 1.

A summary of receivables from affiliates at December 31, 2005 and 2004 follows:

	2005	2004

Landmark Developments of Spain, SRL	$428,515	$343,750

Presidential Golf Club, LLC	636,559	—

Apes Hill Development SRL	1,566,603	—

	$2,606,677	$343,750

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

10. Notes and advances payable to affiliates
The companies have the following notes and advances payable to various affiliates as of December 31, 2005 and 2004:

	2005	2004

Advances payable to NEWCO XXV at December 31, 2005 and Barton Theatre Company at December 31, 2004 (owned by the chairman and major stockholder of the company), bearing interest at 15%, payable on demand. Accrued interest on these advances totaled $407,676 and $430,319 at December 31, 2005 and 2004 respectively.	$333,599	$333,599
Advances payable to NEWCO XXV at December 31, 2005 and Barton Theatre Company at December 31, 2004 (owned by the chairman and major stockholder of the company), bearing interest at 12%, payable on demand. Accrued interest on these advances totaled $229,327 and $162,310 at December 31, 2005 and 2004 respectively.	558,475	558,475
Notes payable to a stockholder of the company, bearing interest at the prime rate plus 1%, due on demand. Accrued interest on these notes totaled $82,542 and $56,180 at December 31, 2005 and 2004 respectively. Interest is due and payable annually as it accrues.	300,000	300,000
The company’s share of Apes Hill Development SRL operating losses in 2005, funded by capital investment in January 2006.	79,402	—

Total notes and advances payable to affiliates	1,271,476	1,192,074

Less portion due in one year	(1,271,476)	(1,192,074)

Long-term notes and advances payable to affiliates	$—	$—

The company’s consolidated statement of operations includes interest expense on these notes and advances in the amount of $143,419 and $84,486 in 2005 and 2004 respectively. See Note 11 for interest on debt to unaffiliated third parties. At December 31, 2005, all liabilities to affiliates are payable on demand.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

11. Notes payable to others
Real estate development and construction loans – At December 31, 2005 and 2004, land development and construction loans are payable to various banks in the total amount of $4,888,446 and $5,886,492 respectively. The loans are secured by deeds of trust on land and improvements at South Padre, bearing interest at variable rates ranging from prime plus 1% or 2% with floors from 5.5 % to 7%, and fixed rates from 6% to 6.75%. The Company has guaranteed the loans payable to International Bank of Commerce and Texas State Bank totaling $4,888,446 at December 31, 2005. The loans require principal payments as lots and houses are settled and mature on various dates from March 2006 to March 2008.
Equipment loans – At December 31, 2005 and 2004, lease-purchase obligations on equipment at South Padre are payable to various lessors in the principal amount of $147,591 and $219,690 respectively. Financing rates range from 7.7% to 8.45% with monthly payments extending to December 2007. The loans are secured by liens on the operating equipment.

Operating capital note – In 2002, DPMG executed a $600,000 note payable to a third party to fund its operating needs. The unsecured note is due on demand and bears interest at the prime rate plus 2% (9.25% at December 31, 2005). The note has an outstanding principal balance of $600,000 plus accrued interest of $137,243 and $79,104 at December 31, 2005 and 2004 respectively.

Purchase note – On October 1, 2004, the company’s subsidiary, DPMG, Inc., executed a note in partial payment for the purchase of the South Padre project in the original amount of $1,350,000, 8% interest, secured by a first deed of trust on the South Padre Island golf course and certain real estate parcels. In October 2005, the company refinanced the remaining principal and interest due with International Bank of Commerce in Brownsville Texas, pledging as collateral, the same assets previously mortgaged to New Delos. The note had an outstanding principal balance of $690,678 plus accrued interest of $1,775 at December 31, 2005 and $927,493 plus accrued interest of $19,498 at December 31, 2004.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

11. Notes payable to others (continued)
A summary of notes payable to others with principal balances outstanding at December 31, 2005 and 2004 follows:

			Remaining	Principal Outstanding
			Funds	December 31,
Lender	Interest Rate	Maturity	Available	2005	2004

Real Estate Development Loans
Int’l Bank of Commerce	Prime + 1%	Apr 3, ‘05 - Feb 28, ‘06	$3,711,271	$2,545,384	$952,522
Int’l Bank of Commerce	Prime + 2%	Sep 17, ‘05 - Mar 20, ‘06		279,828	1,768,946
Int’l Bank of Commerce	Prime + 2% (floor 5.5%)	Nov 7, ‘05	—	—	261,931
First National Bank	Prime + 1%(floor 7%)	Sep 20, ‘05-Oct 8, ‘05	—	—	238,493
First Community Bank	5.0%-5.25%	Jan 8, 2005-May 10, ‘05	—	—	438,311
Texas State Bank	6.0%-8.0%	Jul 16, ‘05-Dec 19, ‘06	462,798	2,063,234	2,226,289

Subtotal – real estate development loans			4,174,069	4,888,446	5,886,492

Equipment Loans
Citicapital	7.7%	Apr 1, ‘07 - Dec 1, ‘07	—	143,077	211,350
Others	8.45%	Dec 15, ‘06	—	4,514	8,340

Subtotal – equipment loans			—	147,591	219,690

Operating Capital Note
GRG, Inc.	Prime + 2%	Demand	—	600,000	600,000

Purchase Note
New Delos Partners, L.P.	8%	Oct 1, ‘09	—	—	927,493

Int’l Bank of Commerce	8.25%	Oct 1, ‘09	—	690,678	—

Total notes payable to others			—	6,326,715	7,633,675

Less portion due in one year			—	(2,868,854)	(4,535,091)

Long term notes payable to others			$—	$3,457,861	$3,098,584

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

11. Notes payable to others (continued)
Interest on these notes and advances for the periods included in the company’s consolidated financial statements in 2005 and 2004 totaled $511,643 and $161,914, respectively. Interest capitalized to real estate development totaled $213,624 in 2005 and $69,761 in 2004; $298,019 was expensed to operations in 2005 and $92,153 was expensed in 2004. See Note 10 for interest on affiliate debt.
The prime rate was 7.25% at December 31, 2005 and 5.25% at December 31, 2004. The carrying amount of the loans reasonably approximates the fair value as their terms are similar to what is currently available from lenders.
Future minimum principal payments due under the loans, are as follows:

Year Ending December 31,	Amount
2006	$2,868,854
2007	3,182,758
2008	275,103

Total	$6,326,715

12. Retirement plan
DPMG sponsors a 401(k) defined contribution plan covering all eligible employees effective July 1, 2001. Employees may elect to contribute to the plan on a pre-tax basis, within certain percentage limitations. DPMG has made a non-elective 3% matching contribution to the plan. DPMG’s matching contribution was $72,449 and $67,909 for the twelve months ended December 31, 2005 and 2004 respectively. Effective January 2006, the plan was amended to provide for the company to match 100% of employee elective contributions up to 3% of employee wages plus 50% of employee elective contributions between 3% and 5% of their wages.
13. Commitments and contingencies
Litigation: The company and its subsidiaries have been named as defendant in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the company.
Backlog: At December 31, 2005, South Padre had 36 non-contingent contracts for lots and houses under construction with a total sales value of approximately $5,458,000. At December 31, 2004, there were 45 contracts with a total sales value of approximately $6,168,000.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

13. Commitments and Contingencies (continued)
Land purchase option: South Padre entered into a rolling purchase option agreement dated April 1, 1995, which grants a series of options to purchase all or part of approximately 850 acres of land in Laguna Vista, Texas. South Padre purchased approximately 206 acres under the agreement through December 31, 2004. The option agreement was amended December 13, 2004 and now requires South Padre to purchase a minimum of twenty five acres each calendar year in 2005 – 2007 to maintain its purchase option rights under the agreement. Purchase price is $12,000 per acre through December 31, 2005, escalating on January 1 of each subsequent year by the same percentage as the Consumer Price Index increased during the preceding year. The agreement expires December 31, 2007 unless extended by mutual agreement. The company purchased 46 acres in 2005 and approximately 19 acres in February 2006 under the new agreement.
14. Income taxes
A reconciliation of the benefit or (expense) for income taxes calculated at statutory rates to the actual benefit or (expense) recognized in the financial statements for the years ended December 31, 2005 and 2004, is as follows:

	2005	2004

Federal income (tax) benefit at maximum statutory rate	$(1,249,000)	$981,000
State income (tax) benefit, net of federal tax	(215,000)	134,000
Change in valuation allowance	1,421,000	(1,375,000)

Income tax (provision)	$(43,000)	$(260,000)

In its federal and state income tax returns for the year ended December 31, 2002, the company reported an ordinary loss of approximately $153,870,000 resulting from the OTS seizure of the company’s savings bank subsidiary, as discussed in Note 1. The deferred tax benefit of this loss, in the approximate amount of $59,492,000 may no longer meet the standard for GAAP recognition as a deferred tax asset under the FASB’s proposed interpretation of FASB Statement No. 109, Accounting for Income Taxes. Reflecting this conservative interpretation, the company removed this amount from its reported deferred tax assets and from the related valuation allowance in 2004.

A deferred tax benefit, determined in connection with the acquisition valuation of the assets and liabilities of South Padre, increased the valuation allowance in 2004 in the approximate amount of $292,000.

The company will provide income taxes for undistributed earnings of its foreign equity investee that are not considered permanently reinvested in that operation.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

14.	Income taxes (continued)

The components of the deferred income tax asset (liability) at December 31, 2005 and 2004, are as follows:

	2005	2004

Net operating loss carryforward	$472,000	$2,111,000
Basis difference in foreign operation	521,000	406,000
Basis difference in other South Padre assets	197,000	359,000
Acquisition costs capitalized for tax	46,000	46,000
Management fees capitalized for tax	99,000	41,000
Warranty reserve	32,000	22,000
Accrued vacation	58,000	41,000
Depreciation	8,000	8,000
Accrued interest	172,000	152,000

Gross deferred tax asset	1,605,000	3,186,000
Valuation allowance	(15,000)	(1,436,000)

Net deferred tax asset	1,590,000	1,750,000
Basis difference in contract rights	(1,822,000)	(1,982,000)
Basis difference in South Padre golf improvements	(28,000)	(28,000)

Net deferred income tax liability	$(260,000)	$(260,000)

At December 31, 2005, the company has the following net operating loss carryovers to reduce future federal and state taxable income:

Expiring
Year Ending
December 31,	Amount

2009	160,318
2015	4,667
2016	16,637
2017	20,137
2018	9,460
2019	1,420
2020	13,494
2021	12,817
2022	490,853
2023	14,693
2024	476,058

Total	$1,220,554

Future tax benefits from the net operating losses above may be subject to IRS limitations as to timing and amount, based on the amount and character of the loss carryovers, the expiration of the loss carryover periods, and the availability of carryover benefits as a result of ownership changes.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

15.	Geographical information

Operations in geographical areas are summarized below for the years ended December 31, 2005 and 2004:

	2005	2004

Total revenue
United States	$22,498,157	$5,453,300
Caribbean	851,252	—
Spain	1,640,028	657,803

	$24,989,437	$6,111,103

Long-lived assets
United States	$12,029,133	$13,754,399
Spain	126,206	560,945

	$12,155,339	$14,315,344

16.	Segment Information

Subsequent to the acquisition of South Padre on October 1, 2004, the company’s operations are comprised of four segments — real estate, golf, management services and corporate investments and administration. The following table summarizes 2005 and 2004 operations by segment:

	2005
	Real Estate	Golf	Management	Corporate
Revenue	$18,927,693	$1,580,951	$4,480,793	$—
Costs of revenue	(14,309,620)	(1,615,543)	(3,485,203)	—
Depreciation and amortization	(15,308)	(60,813)	(423,213)	—

Operating income (loss)	4,602,765	(95,405)	572,377	—
General and administrative	—	—	—	(712,690)
Other income (expenses)	—	—	—	(716,470)

Net income (loss)	$4,602,765	$(95,405)	$572,377	$(1,429,160)

Long-lived assets	$8,379,290	$612,280	$3,163,769	$—
Other assets	969,132	257,361	2,897,338	4,131,401

Total assets	$9,348,422	$869,641	$6,061,107	$4,131,401

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

16.	Segment Information (continued)

	2004
	Real Estate	Golf	Management	Corporate
Revenue	$2,818,064	$304,423	$2,988,616	$—
Costs of revenue	(2,639,180)	(401,210)	(3,212,567)	—
Depreciation and amortization	(13,084)	(3,189)	(425,954)	—
Impairment loss	—	—	(922,083)	—

Operating income (loss)	165,800	(99,976)	(1,571,988)	—
General and administrative	—	—	—	(594,677)
Other income (expenses)	—	—	—	(771,705)

Net income (loss)	$165,800	$(99,976)	$(1,571,988)	$(1,366,382)

Long-lived assets	$9,675,363	$544,353	$3,478,458	$—
Equity investees	—	—	—	169,695
Other assets	1,139,308	203,822	1,072,485	696,165

Total assets	$10,814,671	$748,175	$4,550,943	$865,860

17.	New accounting standards

In December 2004, the FASB issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. .. . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The new deduction will not have a material effect on our financial statements.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal year beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the company’s results of operations or financial position.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK LAND COMPANY, INC.

/s/ Gerald G. Barton

Gerald G. Barton
Chief Executive Officer
March 22, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald G. Barton	Chairman of the Board of Directors

Gerald G. Barton	Chief Executive Officer	March 22, 2006

/s/ Joe V. Olree	Senior Vice President/Chief Financial Officer	March 22, 2006

Joe V. Olree

/s/ William W. Vaughan, III	President/Assistant Secretary/Director	March 22, 2006

William W. Vaughan, III

/s/ Bernard G. Ille	Director	March 22, 2006

Bernard G. Ille

/s/ David A. Sislen	Director	March 22, 2006

David A. Sislen

/s/ Robert W. White	Director	March 22, 2006

Robert W. White

LANDMARK LAND COMPANY, INC.
FORM 10-KSB
EXHIBIT INDEX

Exhibit
Number
10	Members’ Agreement of Apes Hill Development SRL

31.1	Section 302 Certification of Gerald G. Barton

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree.