Form 10QSB
period 2006-03-31
LANDMARK LAND CO INC/DE
filed 2006-05-15
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

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
7,660,055 shares of common stock, $0.50 par value per share as of March 31, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Landmark Land Company, Inc.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2006

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:	3

Condensed Consolidated Balance Sheet as of March 31, 2006	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, respectively	6

Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2006 and 2005, respectively	7

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, respectively	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis	11

Item 3. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15
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
PART I — FINANCIAL INFORMATION.
Item 1. Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Consolidated Balance Sheets
March 31, 2006
(Unaudited)

Assets
Current assets
Cash and cash equivalents	$4,262,913
Accounts receivable	410,405
Receivable from affiliates	1,090,877
Inventories	101,049
Other current assets	185,890

Total current assets	6,051,134

Real estate and golf management contract rights acquired
Long Island, NY, net of impairment loss provision of $922,083	557,917
Hudson Valley, NY	2,550,000
Spain	500,000
Golf management contracts	235,587

3,843,504
Less accumulated amortization	(875,713)

Total real estate and golf management contract rights acquired, net	2,967,791

Real Estate
Real estate held for sale	1,974,577
Real estate held for or under development	6,389,653

Total real estate	8,364,230

Property and equipment, net	807,370

Other assets
Investment in unconsolidated affiliate	4,195,316

Total assets	$22,385,841

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets
March 31, 2006
(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable to others	$2,121,576
Current portion of liabilities to affiliates	1,192,074
Accounts payable and accrued expenses	367,660
Accrued payroll and related expenses	236,464
Accrued interest due affiliates	656,753
Accrued interest due others	166,267
Dividends payable	193,809
Other liabilities and deferred credits	1,065,124
Current income taxes	427,000
Deferred income taxes	309,000

Total current liabilities	6,735,727

Long term liabilities
Notes payable to others	4,953,878

Total liabilities	11,689,605

Stockholders’ equity
Preferred stock, Series C, non-voting, $.50 par value; $100 liquidation value; $10 cumulative annual dividend; 50,000 shares authorized; 10,000 shares issued and outstanding, stated at liquidation value	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,660,055 shares outstanding	4,402,234
Additional paid-in capital	30,190,861
Treasury stock, at cost, 1,144,413 and 1,388,760 common shares, respectively	(1,142,527)
Accumulated deficit	(23,721,419)
Accumulated other comprehensive loss	(32,913)

Total stockholders’ equity	10,696,236

Total liabilities and stockholders’ equity	$22,385,841

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations
Three Months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues
Real estate sales	$6,107,777	$3,496,711
Golf course revenue	437,979	391,738
Golf merchandise sales	76,401	62,929
Food & Beverage, sales revenue	41,874	32,466
Management and consulting revenue	892,662	364,049
Reimbursement of out-of-pocket expenses	284,029	154,344

Total	7,840,722	4,502,237

Costs of revenues
Cost of real estate sold	4,057,675	2,570,571
Real estate operating expenses	343,493	333,570
Cost of golf merchandise sold	46,812	34,973
Cost of food and beverage sold	18,006	19,537
Golf operating expenses	349,595	336,439
Out-of-pocket expenses	284,029	154,344
Management and consulting payroll and related expenses	735,107	729,157
Depreciation and amortization	103,319	76,597

Total	5,938,036	4,255,188

Operating income	1,902,686	247,049

General, administrative and other expenses	(183,664)	(193,105)

Other income (expenses)
Equity in loss of unconsolidated affiliate	(184,855)	(235,863)
Interest income	25,198	1,705
Interest expense	(98,331)	(92,645)

Total other (income) expenses	(257,988)	(326,803)

Income (loss) before income taxes	1,461,034	(272,859)

Federal and state income taxes	(476,181)	—

Net income (loss)	$984,853	$(272,859)

Basic income (loss) per common share	$0.13	$(0.04)

Basic weighted average shares outstanding	7,660,055	7,415,708

Diluted earnings per share are not shown as the Company had no common stock equivalents.
The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive Income or Loss
Three Months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Net income (loss)	$984,853	$(272,859)

Other comprehensive income (loss)
Foreign currency translation adjustments	(3,298)	(9,498)

Comprehensive income (loss)	$981,555	$(282,357)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows
Three Months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net income (loss) for the period	$984,853	$(272,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,319	76,597
Equity in loss of unconsolidated subsidiary	184,855	235,863
Deferred income taxes	49,000	—
(Increase) decrease in
Accounts receivable	(55,767)	6,978
Receivable from affiliates	1,350,137	(134,723)
Inventories	(4,902)	(17,877)
Other assets	67,876	(3,552)
Increase (decrease) in
Accounts payable and accrued expenses	(178,420)	57,385
Accrued payroll and related expenses	39,870	23,809
Accrued interest	11,222	32,352
Other liabilities and deferred credits	300,890	119,759
Current Income tax liability	384,000	—

Net cash provided by operating activities	3,236,933	123,732

Cash flows from investing activities
Purchase of property and equipment	(38,328)	(123,538)
Purchase and development of real estate	(4,190,021)	(2,050,659)
Sale of real estate inventory	4,140,978	2,598,694
Investment in unconsolidated affiliate	(4,360,000)	—

Net cash provided (used) in investing activities	(4,447,371)	424,497

Cash flows from financing activities
Proceeds from debt to others	3,666,799	1,310,725
Repayments on debt to others	(2,918,060)	(2,230,677)
Cash dividends paid on common stock	(190,830)	—
Cash dividends paid on preferred stock	(28,562)	—

Net cash provided (used) by financing activities	529,347	(919,952)

Net decrease in cash during period	(681,091)	(371,723)

Cash balance, beginning of period	4,944,004	1,775,274

Cash balance, end of period	$4,262,913	$1,403,551

Supplemental disclosure of cash flow information:
Cash paid for interest, including $100,000 and $0 paid to affiliates in 2006 and 2005 respectively	$214,512	$117,376

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
     The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., SPID, Inc., South Padre Island Development, L.P., and SPIBS, LLC. The three entities related to the South Padre project, SPID, Inc., South Padre Island Development, L.P. and SPIBS, LLC are sometimes collectively referred to as “South Padre”. All significant inter-company accounts and transactions have been eliminated in consolidation.
     Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results for the periods shown below:

	Three Months Ended
	March 31,
	2006	2005
Revenue	$501,120	$1,533
Gross profit (loss)	$(199,147)	$(471,726)
Profit (loss) from continuing operations	$(199,147)	$(471,726)
Net income (loss)	$(199,147)	$(471,726)
     The company has a receivable from this affiliate of $663,542 as of March 31, 2006. In addition, the company has recorded cumulative losses from this investment of $149,293 in excess of its capital investment of $1,250,587. This excess loss is reported as a reduction to the company’s loan receivable from the affiliate.
     LML Caribbean, LTD owns one third interest in Apes Hill Development SRL and accounts for its investment on the equity basis. Apes Hill began development and marketing of a golf-oriented real estate project in Barbados in the fourth quarter of 2005. While most costs are being capitalized in the Barbados company, certain start-up and marketing costs are expensed as incurred. Apes Hill reported the following results for the first quarter of 2006:

Three Months Ended
March 31, 2006
Revenue	—
Gross profit (loss)	$(255,843)
Profit (loss) from continuing operations	$(255,843)
Net income (loss)	$(255,843)
          The company has a receivable from Apes Hill in the amount of $477,000 at March 31, 2006 representing unpaid management fees and out-of-pocket expenses. The amount is reported in the balance sheet as Receivable from affiliates.
          DPMG Inc. owns a 50% interest in Presidential Golf Club, LLC and accounts for its investment on the equity basis. Presidential is constructing a golf course in Maryland and all costs incurred to date have been capitalized. The company has a $34,000 receivable from Presidential at March 31, 2006, included in the balance sheet as Receivable from affiliates.
2. Earnings Per Share
     The computations of basic earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings (loss) per share are not presented as the company had no common stock equivalents at March 31,2006; however, on May 1, 2006 the company granted options to its outside directors and legal counsel to purchase 200,000 shares of the company’s common stock at $2.00 per share, its current market value. The options may be exercised at any time during the five years following the grant date. On April 29, 2006 the board of directors adopted an incentive stock option plan subject to shareholder approval. The plan reserves 766,000 shares of the company’s common stock to be available for option grants to employees. Generally, options must be granted within 10 years of the plan adoption date with vesting 5 years from date of grant and exercise within 5 years from date of vesting.
     Future reports will include optioned shares in the computation of diluted earnings per share.
3. Reclassifications
     Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation. These changes had no effect on net income.
4. Income Taxes
     The company reported income before income taxes of $1,461,000 for the three-month period ended March 31, 2006. Management believes the 2006 income is sheltered from federal income taxes by previously incurred losses; however a provision for income taxes of $476,000 is recognized, primarily because the loss recognized in 2002 related to the OTSB litigation settlement may not meet the standard for GAAP recognition as a deferred tax asset. Consequently, use of that NOL to offset current taxable income requires recognition of a tax liability until such time as the Internal Revenue Service has accepted such use. The $476,000 tax provision is comprised of $20,000 for current state tax liability, $407,000 for the liability related to the OTSB loss carryover used and $49,000 for additional deferred tax liability. The company’s total deferred tax liability at March 31, 2006 was $309,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004. The company’s consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 include the operations of the company and its subsidiaries identified in Note 1 to the Condensed Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.
     Management’s analysis of the company’s operations during the first quarters of 2006 and 2005 and comments on its current financial condition are as follows:
Revenue
     Real estate sales at South Padre totaled 32 lots and 20 houses during the first quarter of 2006, generating $6,108,000 in revenue. In the same period of 2005, South Padre reported 21 lot sales and 17 house sales generating $3,497,000 in revenue.
     Golf related revenue totaled $556,000 during the first quarter of 2006. Paid golf rounds totaled 11,790. In the same period of 2005 South Padre reported $487,000 in golf revenue from 10,405 rounds played.
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
     Management and consulting agreements generated $893,000 in fee revenue in the quarter ended March 31, 2006 compared to $364,000 during the same period of 2005. The company was also reimbursed for out-of-pocket expenses related to its management agreements during the three-month period in the amount of $284,000 in 2006 and $154,000 in 2005. The increased fees reflect new contracts in Maryland, Barbados and Missouri, the first two of which are for projects in which the company has made equity investments.
     Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.
Costs of Revenues
     Cost of real estate sold, including land, development, construction and closing costs, totaled $4,058,000 or 66% of sales in the first quarter of 2006. During the same period of 2005 South Padre reported costs of real estate sold totaling $2,571,000 or 74% of real estate sales. The improvement in gross profit margins in the first quarter of 2006 compared to the same period in 2005 was due to a greater proportion of sales of lots versus houses in 2006 with lots typically resulting in higher margins. Gross profit margins differ among various subdivision lot developments and various house models constructed; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.

     Real estate operating expenses not included in cost of real estate sold totaled $343,000 for the first quarter of 2006 and $334,000 for the first quarter of 2005.
     Cost of golf merchandise sold and food and beverage sold in the three-month period ending March 31, 2006 totaled $65,000 (55% of sales) and $55,000 (57% of sales) for the same period of 2005.
     Golf operating expenses totaled $350,000 in the first quarter of 2006 compared to $336,000 in the first quarter of 2005.
     Management and consulting payroll and related expenses totaled $735,000 in the three-month period ending March 31, 2006 compared to $729,000 for the same period in 2005.
     Depreciation and amortization included in the company’s consolidated statement of operations was $103,000 in the three-month period ending March 31, 2006. In the same period of 2005, the company reported $77,000. Amortization of the cost of purchased intangible contract rights varies from period to period based on the revenue received from those contracts during each period.
General, administrative and other expenses
     General, administrative and other expenses totaled $184,000 in the first quarter 2006 compared to $193,000 in the same period of 2005.
Other income and expense
     Equity in loss of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended
		March 31,
	Ownership	2006	2005
Landmark Developments of Spain, S.L.	50%	$(99,573)	$(235,863)
Apes Hill Development SRL	33%	$(85,282)	—
Presidential Golf Club, LLC	50%	—	—

		$(184,855)	$(235,863)

     Interest income increased from $2,000 in the first quarter of 2005 to $25,000 in the same period this year, reflecting overnight investment of cash balances.
     Interest expense increased from $93,000 in the first quarter of 2005 to $98,000 in the same period this year, reflecting increased interest rates.
Federal and state income taxes
     The company reported income before income taxes of $1,461,000 for the three-month period ended March 31, 2006. Management believes the 2006 income is sheltered from federal income taxes by previously incurred losses; however a provision for income taxes of $476,000 is recognized, primarily because the loss recognized in 2002 related to the OTSB litigation settlement may not meet the standard for GAAP recognition as a deferred tax asset. Consequently, use of that NOL to offset current taxable income requires recognition of a tax liability until such time as the Internal Revenue Service has accepted such use. The $476,000 tax provision is comprised of $20,000 for current state tax liability, $407,000 for the liability related to the OTSB loss carryover used and $49,000 for additional deferred tax liability. The company’s total deferred tax liability at March 31, 2006 was $309,000. There was no provision for income taxes in the first quarter of 2005 as the company incurred an operating loss during the period.
Net income
     The company reported net income of $985,000 for the first quarter of 2006. In the comparable period of 2005, the company reported a loss of ($273,000). The significant improvement results primarily from increased real estate sales and improved gross margins in South Padre. While the company anticipates that continued profitable operations in South Padre along with potential new management contracts should enable the company to operate profitably in the future, there can be no assurance of such profitable operation.
Liquidity and capital resources
     Current assets total $6,051,000 at March 31, 2006, a decrease of approximately $2,200,000 from December 31, 2005. During the first quarter, the company invested approximately $4,000,000 in Apes Hill Development SRL in Barbados and $360,000 in Presidential Golf Club, LLC in Maryland. Although the company’s current liabilities still exceed current assets, the company anticipates that approximately $1,462,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Debt to affiliates in the approximate amount of $1,192,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity. The company anticipates its current reserves to be adequate for anticipated current needs.
     Real estate and golf management contract rights acquired remained unchanged during the first three months of 2006, except for normal amortization.
     Real estate held for either development or sale totaled $8,364,000 at March 31, 2006, approximately $49,000 more than at December 31, 2005. The company has a rolling option to purchase additional land at South Padre and anticipates the purchase of additional land to develop as needed to meet market demand.
     Property and equipment increased approximately $16,000, net of depreciation, in the first three months of 2006, reflecting final costs on the new computers and accounting software purchased in December 2005.
     Liabilities totaled $11,690,000 at March 31, 2006 – an increase of approximately $1,022,000 from December 31, 2005. March 31, 2006 balances include approximately $6,347,000 in notes payable to banks secured by real estate at South Padre, $925,000 in real estate sales contract deposits and $1,849,000 in principal and interest payable to affiliates.
     Stockholders’ equity increased by approximately $953,000 in the first three months of 2006, reflecting the company’s net income of $985,000, partially offset by $29,000 of dividends paid on preferred stock and $3,000 of comprehensive loss (unrealized loss on foreign currency translation).
     There were no commitments regarding purchase or sale of the company’s stock at March 31, 2006; however, see Note 2 to the Condensed Financial Statements regarding stock options granted subsequent to the balance sheet date.
Item 3. Controls and Procedures
     The company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

     Within 90 days prior to the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
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

Date: May 12, 2006	LANDMARK LAND COMPANY, INC.
(Registrant)

	By:	/s/ GERALD G. BARTON
Gerald G. Barton
Chairman and Chief Executive Officer

	By:	/s/ JOE V. OLREE

Joe V. Olree
Senior Vice President and
Chief Financial Officer

LANDMARK LAND COMPANY, INC.
FORM 10-QSB
EXHIBIT INDEX

Exhibit
Number

31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree