Form 10QSB
period 2006-06-30
LANDMARK LAND CO INC/DE
filed 2006-08-11
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,660,055 shares of common stock, $0.50 par value per share as of August 10, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Landmark Land Company, Inc.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED JUNE 30, 2006

			Page
			Number
PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements:	3

		Condensed Consolidated Balance Sheet as of June 30, 2006	4

		Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005, respectively	6

		Condensed Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2006 and 2005, respectively	7

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, respectively	8

		Notes to Condensed Consolidated Financial Statements	9

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

	Item 3.	Controls and Procedures	16

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	17

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	17

	Item 4.	Submission of Matters to Vote of Security Holders	17

	Item 5.	Other Information	17

	Item 6.	Exhibits and Reports on Form 8-K	17

	Signatures		18
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
Factors that could cause actual events or results to differ materially include, but are not limited to, the following: short and long-term interest rates; availability and affordability of mortgage financing for home buyers; availability and cost of real estate for building lots; availability of materials (including lumber) and labor; fluctuating costs of materials and labor; adverse weather conditions and natural disasters; consumer confidence and housing demand; cost overruns; changes in tax laws; changes in local government fees; availability and cost of rental property and resale prices of existing homes; early terminations of existing golf course agreements;, intense competition from other golf course developers and managers; changes in local, national and international economies; risks inherent in and associated with doing business in a recreational and/or interest rate sensitive industry; and other risks described in our reports and filings with the Securities and Exchange Commission. In addition, domestic terrorist attacks and the threat or the involvement of the United States in international armed conflict may also affect our future business operations. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.
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
PART I – FINANCIAL INFORMATION.
Item 1. Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
June 30, 2006
(Unaudited)

Assets
Current assets
Cash and cash equivalents	$6,270,436
Accounts receivable	401,539
Receivable from affiliates, net of equity investment of ($228,092)	403,481
Inventories	99,950
Prepaid expenses and other current assets	252,922

Total current assets	7,428,328

Real estate and golf management contract rights acquired
Contract rights acquired at cost, net of impairment provision of $922,083	3,843,504
Less accumulated amortization	(924,203)

Real estate and golf management contract rights acquired, net	2,919,301

Real Estate
Real estate held for sale	1,968,474
Real estate held for or under development	7,030,980

Total real estate	8,999,454

Property and equipment
Operating property and equipment, at cost	948,504
Less accumulated depreciation	(146,892)

Property and equipment, net	801,612

Other assets
Investment in unconsolidated affiliates	4,201,587

Total other assets	4,201,587

Total assets	$24,350,282

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
June 30, 2006
(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable to others	$5,513,493
Current portion of liabilities to affiliates	1,192,075
Accounts payable and accrued expenses	285,872
Accrued payroll and related expenses	250,273
Accrued interest due affiliates	693,903
Accrued interest due others	192,142
Other liabilities and deferred credits	173,258
Federal and state income taxes payable	67,000
Deferred income tax liability	1,224,000
Real estate sales contract deposits	1,176,051

Total current liabilities	10,768,067

Notes payable to others, due after one year	1,801,933

Total liabilities	12,570,000

Stockholders’ equity
Preferred stock, Series C, non-voting, $.50 par value; $100 liquidation value; $10 cumulative annual dividend; 50,000 shares authorized; 10,000 shares issued and outstanding, stated at liquidation value	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,660,055 shares outstanding	4,402,234
Additional paid-in capital	30,292,720
Treasury stock, at cost, 1,144,413 shares	(1,142,527)
Accumulated deficit	(22,736,853)
Accumulated other comprehensive loss	(35,292)

Total stockholders’ equity	11,780,282

Total liabilities and stockholders’ equity	$24,350,282

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue
Real estate sales	$6,005,806	$3,944,654	$12,113,583	$7,441,365
Golf course revenue	332,658	293,356	770,637	685,094
Golf merchandise sales	86,182	66,958	162,583	129,887
Food and beverage sales	48,600	43,741	90,474	76,207
Management and consulting fees	827,018	977,555	1,719,680	1,341,604
Reimbursement of out-of-pocket expenses	370,779	145,542	654,808	299,886

Total revenues	7,671,043	5,471,806	15,511,765	9,974,043

Costs of revenue
Cost of real estate sold	3,601,054	2,987,526	7,658,729	5,558,097
Real estate operating expenses	288,983	289,667	632,476	623,237
Cost of golf merchandise sold	48,068	39,632	94,880	74,605
Cost of food and beverage sold	21,533	21,271	39,539	40,808
Golf operating expenses	390,301	343,696	739,896	680,135
Out-of-pocket expenses	370,779	145,542	654,808	299,886
Management and consulting payroll and related expenses	825,590	823,215	1,560,697	1,552,372
Depreciation and amortization	78,169	209,728	181,488	286,325

Total costs of revenue	5,624,477	4,860,277	11,562,513	9,115,465

Operating income	2,046,566	611,529	3,949,252	858,578

General, administrative and other expenses	(294,936)	(149,387)	(478,600)	(342,492)

Other income (expenses)
Equity in loss of unconsolidated affiliates	(133,898)	(4,248)	(318,753)	(240,111)
Interest income	32,407	1,157	57,605	2,862
Interest expense	(85,574)	(109,753)	(183,905)	(202,398)

Total other income (expenses)	(187,065)	(112,844)	(445,053)	(439,647)

Net income before income taxes	1,564,565	349,298	3,025,599	76,439

Federal and state income taxes	(555,000)	—	(1,031,181)	—

Net income	$1,009,565	$349,298	$1,994,418	$76,439

Basic income per common share	$0.13	$0.05	$0.26	$0.01

Basic weighted average shares outstanding	7,660,055	7,473,988	7,660,055	7,445,009

Diluted income per common share	$0.13	$0.05	$0.26	$0.01

Diluted weighted average shares outstanding	7,663,458	7,473,988	7,661,766	7,445,009

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$1,009,565	$349,298	$1,994,418	$76,439

Other comprehensive loss
Foreign currency translation adjustments	(2,379)	(22,813)	(5,677)	(32,311)

Comprehensive income	$1,007,186	$326,485	$1,988,741	$44,128

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net income for the period	$1,994,418	$76,439
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	181,488	286,325
Director and employee bonus paid in stock or options	101,860	60,611
Equity in loss of unconsolidated affiliates	318,753	240,111
(Increase) decrease in
Accounts receivable	(46,901)	27,340
Receivable from affiliates	2,021,527	(1,754)
Inventories	(3,803)	(22,922)
Prepaid expenses and other assets	844	(11,176)
Increase (decrease) in
Accounts payable and accrued expenses	(260,208)	(225,891)
Accrued payroll and related expenses	53,679	70,237
Accrued interest	11,455	91,550
Other liabilities and deferred credits	49,251	7,443
Federal and state income tax liabilities	988,000
Real estate sales contract deposits	535,824	175,062

Net cash provided by operating activities	5,946,187	773,375

Cash flows from investing activities
Purchase of property and equipment	(77,077)	(179,647)
Sale of property and equipment, net	14,828	18,095
Purchase and development of real estate inventory	(8,504,865)	(4,352,002)
Sale of real estate inventory	7,820,599	5,610,388
Investment in unconsolidated affiliate	(4,423,749)	—

Net cash provided (used) by investing activities	(5,170,264)	1,096,834

Cash flows from financing activities
Proceeds from debt to others	7,695,730	3,690,433
Repayments on debt to others	(6,707,020)	(4,756,396)
Cash dividends on common stock	(384,639)	—
Cash dividends on preferred stock	(53,562)	—

Net cash provided (used) by financing activities	550,509	(1,065,963)

Net increase in cash during period	1,326,432	804,246

Cash balance, beginning of period	4,944,004	1,775,274

Cash balance, end of period	$6,270,436	$2,579,520

Supplemental disclosure of cash flow information:
Cash paid for interest	$345,215	$212,135

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
          The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., SPID, Inc., South Padre Island Development, LLC, and SPIBS, LLC. The three entities related to the South Padre project, SPID, Inc., South Padre Island Development, LLC and SPIBS, LLC are sometimes collectively referred to as “South Padre”. Effective June 1, 2006, South Padre Island Development, L.P. was converted from a limited partnership to a limited liability company. All significant inter-company accounts and transactions have been eliminated in consolidation.
          Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results for the periods shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$524,581	$1,967,968	$1,025,700	$1,969,501
Gross profit	$(152,839)	$(8,496)	$(351,986)	$(480,222)
Loss from continuing operations	$(152,839)	$(8,496)	$(351,986)	$(480,222)
Net loss	$(152,839)	$(8,496)	$(351,986)	$(480,222)
          The company has a receivable from this affiliate of $358,290 as of June 30, 2006. In addition, the company has recorded cumulative losses from this investment of $228,092 in excess of its capital investment of $1,250,587. This excess loss is reported as a reduction to the company’s receivable from the affiliate.
          LML Caribbean, LTD owns a one third interest in Apes Hill Development SL and accounts for its investment on the equity basis. Apes Hill began development and marketing of a golf-oriented real estate project in Barbados in the fourth quarter of 2005. While most costs are being capitalized in the Barbados company, certain start-up and marketing costs are expensed as incurred.

Apes Hill reported the following results for the second quarter of 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	—	—	—	—
Gross profit	$(172,438)	—	$(428,281)	—
Loss from continuing operations	$(172,438)	—	$(428,281)	—
Net loss	$(172,438)	—	$(428,281)	—
          The company has a receivable from Apes Hill in the amount of $232,000 at June 30, 2006 representing unpaid management fees and out-of-pocket expenses. The amount is reported in the balance sheet as receivable from affiliates.
          DPMG Inc. owns a 50% interest in Presidential Golf Club, LLC and accounts for its investment on the equity basis. Presidential is constructing a golf course in Maryland and all costs incurred to date have been capitalized. The company has a $28,000 receivable from Presidential at June 30, 2006, included in the balance sheet as receivable from affiliates.
2. Earnings Per Share
          The computations of basic and diluted earnings per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128. During the second quarter of 2006, the company granted stock options as discussed in Note 6 Stock Option Plans. The dilutive effect of the employee stock options is reported at June 30 using the treasury stock method (i.e., the assumed proceeds received from exercise of the options are assumed to be used to purchase treasury shares at the average market price for the period). The directors’ options were not dilutive at June 30, 2006 as the average market price during the period was less than the option exercise price.
3. Reclassifications
          Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation. These changes had no effect on net income.
4. Income Taxes
          The company reported income before income taxes of $3,026,000 for the six-month period ended June 30, 2006. Management believes the 2006 income is sheltered from federal income taxes by previously incurred losses; however, a provision for income taxes of $1,031,000 is recognized in the statement of operations, $964,000 of which results from our being unable to recognize certain tax benefits as discussed in the following paragraphs.
          In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation formally adopts a standard for recognition of a tax benefit in financial statements based on whether the tax position generating the benefit is “more likely than not” to be sustained upon examination. Previous drafts of this interpretation required a determination that the tax position is “probable” of being sustained upon examination.

          The company has a deferred tax benefit related to the Office of Thrift Supervision’s seizure of the company’s savings and loan subsidiary in 1991. The company’s actual loss resulting from the seizure was determined in 2002 when the company’s judgment against the United States was affirmed and no further appeals were available. In its 2002 federal tax return, the company reported a loss related to the seizure of the savings and loan, generating a deferred tax benefit. The company’s tax position on this loss and the related tax benefit is “more likely than not” to be sustained upon examination, but it does not meet the higher “probable” standard that FASB has previously recommended for recognition of the tax benefit in GAAP financial statements.
          The new FASB interpretation is effective for years beginning after December 31, 2006. For the remainder of the current fiscal year, the company must continue to provide for taxes on income sheltered by the 2002 loss.
5. Stockholders’ Equity
          On May 1 and June 2, 2006, the company granted stock purchase options to its outside directors, legal counsel and certain employees as discussed in Note 6 Stock Option Plans. The company is accounting for the options using the fair value method. Using the Black Scholes Merton model, the directors’ options were valued at $.50 per share and, since the options are immediately exercisable, the total value of $100,000 was charged to expense and credited to paid-in capital. The employee options were valued at $.60 per share and, since the options vest at the end of five years, the estimated value is being expensed over the five year vesting period. The June 30, 2006 financial statements include one month’s expense for the employee options in the amount of $1,860, with the same amount credited to paid-in capital.
6. Stock Option Plans
          On June 30, 2006 the company had two share-based compensation plans, which are described below. The compensation cost related to options granted, based on the grant date fair value, was estimated in accordance with the provisions of SFAS No. 123R and has been charged against income for the six-months ended June 30, 2006 in the total amount of $101,860. The total deferred income tax benefit related to these share-based compensation arrangements was approximately $38,000. No options were granted under the plans prior to the second quarter of 2006.
Stock Option Agreements
          The company has entered into agreements with its outside directors and legal counsel under which it granted options to purchase the company’s common shares. On May 1, 2006, four individuals were granted options to purchase a total of 200,000 shares. The options were granted with an exercise price equal to the fair market value at the time of grant. These options are immediately vested and expire five years from the date of grant.
          The fair value of each option award is estimated on the date of grant using a Black Scholes Merton option valuation model that uses the assumptions noted in the following table. Expected volatility is estimated based upon the historical volatility of entities with characteristics (size, industry, etc.) similar to the company and the company’s own historical volatility. The expected term of the options granted represents the period of time that options are expected to be outstanding. The risk free rate is based upon the U.S. Treasury constant maturity yield for a period comparable to the expected term. The dividend rate is an estimate of the expected yield on the company stock over the expected term.

Assumption	May 2006
Expected volatility	43%
Expected term (in years)	2.5
Risk free rate	4.87%
Expected dividends	4.00%

          A summary of option activity under the agreements as of June 30, 2006, and changes during the six months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	—	—
Granted	200,000	2.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	200,000	2.00	4.8 years	—

Exercisable at June 30, 2006	200,000	2.00	4.8 years	—

          During the six months ended June 30, 2006, the company recognized a total of $100,000 as directors’ fees and legal cost related to these agreements. There was no related unrecognized cost as of June 30, 2006.
Incentive Stock Option Plan
          The company’s Incentive Stock Option Plan (Plan) was adopted by the Board of Directors on April 29, 2006, subject to shareholder approval. The Plan permits the grant of stock options for up to 766,000 shares of common stock to company employees. Option awards are generally granted with an exercise price not less than the fair market value, as determined by the Board of Directors pursuant to the Plan, of the company’s stock at the time of grant. Generally, options must be granted within ten years of the plan adoption date with vesting five years from date of grant and exercise within five years from date of vesting.
          The fair value of each option award is estimated on the date of grant using a Black Scholes Merton option valuation model that uses the assumptions noted in the following table. Expected volatility is estimated based upon the historical volatility of entities with characteristics (size, industry, etc.) similar to the company and the company’s own historical volatility. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk free rate is based upon the U.S. Treasury constant maturity yield for a period comparable to the expected term. The dividend rate is an estimate of the expected yield on the company stock over the expected term.

Assumption	June 2006
Expected volatility	43%
Expected term (in years)	7.5
Risk free rate	5.01%
Expected dividends	4.00%

A summary of option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	—	—
Granted	186,000	1.74
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	186,000	1.74	9.9 years	$29,760

Exercisable at June 30, 2006	—	—	—	—

          A summary of the status of the company’s non-vested options as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted
		Average Grant
Non-vested Options	Shares	Date Fair Value
Non-vested at January 1, 2006	—	—
Granted	186,000	$0.60
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2006	186,000	$0.60

          As of June 30, 2006, there was $104,160 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining 4.9 years vesting period for outstanding grants under the Plan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
          The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy, the company acquired its first operating companies, KES, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004. The company’s consolidated statements of operations and cash flows for the six months ended June 30, 2006 include the operations of the company and its affiliates identified in Note 1 to the Condensed Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.
          Management’s analysis of the company’s operations during 2006 and comments on its current financial condition are as follows:

Revenue
          Real estate sales at South Padre totaled 24 lots and 25 houses during the second quarter of 2006, generating $6,006,000 in revenue. In the same period of 2005, South Padre reported 13 lot sales and 20 house sales generating $3,945,000 in revenue. During the six months ended June 30, 2006 South Padre sold 56 lots and 45 houses compared to 34 lots and 37 houses in the first six months of 2005. Real estate sales totaled $12,114,000 in the first half of 2006 compared to $7,441,000 in the first half of 2005.
          Golf related revenue totaled $467,000 during the second quarter of 2006, comprised of course revenue of $332,000, pro shop merchandise sales of $86,000 and food and beverage sales of $49,000. Paid golf rounds totaled 7,700. In the same period of 2005, South Padre reported $404,000 in golf revenue from 6,700 rounds played. During the six months ended June 30, 2006, South Padre played 19,500 rounds generating $1,024,000 in revenue compared to 17,100 rounds generating $891,000 in revenue in the same period of 2005.
          The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development. The company has a rolling purchase option to acquire additional acreage adjoining its current holdings and anticipates phased real estate development to meet future demand in this long-term development property. While the company anticipates a relatively steady real estate market and increases in golf play as more golfers move into the residential community, rising interest rates and other factors could adversely affect future golf and real estate operations.
          Management and consulting agreements generated $827,000 in fee revenue in the quarter ended June 30, 2006 and $978,000 during the same period of 2005. During the six months of January through June 2006, the company recognized $1,720,000 in consulting and management fees compared to $1,342,000 in the same period of 2005. The company was also reimbursed for out-of-pocket expenses related to its management agreements during the three-month and six-month periods in the amounts of $371,000 and $655,000 in 2006 and $146,000 and $300,000 in 2005 respectively.
          Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.
Costs of Revenues
          Costs of real estate sold, including land, development, construction and closing costs, totaled $3,601,000 in the second quarter of 2006. During the same period of 2005 South Padre reported costs of real estate sold totaling $2,988,000. Gross profit margins were 40% in the second quarter of 2006 compared to 24% in the same quarter last year. The company generally realizes a better margin on lot sales than on house sales and the improved profit margin in 2006 reflects a higher proportion of lot sales compared to house sales this year. Costs of real estate sold in the first six months of 2006 totaled $7,659,000 compared to $5,558,000 in the same period of 2005. Gross profit margins improved from 25% to 37% for the six-month period for the reasons previously discussed. Gross profit margins differ between lot development and vertical house construction, and between various models of houses; consequently, profit margins to be realized in the future will depend, among other factors, on the mix of product the company produces and sells to meet customer demand.
          Real estate operating expenses totaled $289,000 and $632,000 respectively in the three-month and six-month periods ended June 30, 2006 compared to $290,000 and $623,000 in the same periods of 2005, reflecting relatively stable operating costs in spite of increased sales.

          Costs of golf merchandise sold in the three-month and six- month periods ending June 30, 2006 totaled $48,000 (56% of sales) and $95,000 (58% of sales) respectively compared to $40,000 (59% of sales) and $75,000 (57% of sales) in the same periods of 2005.
          Golf operating expenses totaled $390,000 in the second quarter of 2006 and $740,000 for the first half of 2006 compared to $344,000 and $680,000 in the same periods of 2005. The increase in 2006 reflects the accrual of vacation liability and higher golf course maintenance costs.
          Management and consulting payroll and related expenses totaled $826,000 and $1,561,000 respectively during the three-month and six-month periods ending June 30, 2006 compared to $823,000 and 1,552,000 for the same periods in 2005.
          Depreciation and amortization included in the company’s consolidated statement of operations was $78,000 and $181,000 respectively in the three-month and six-month periods ending June 30, 2006. In the same periods of 2005, the company reported $210,000 and $286,000. Amortization of the cost of purchased intangible contract rights varies from period to period based on the revenue received from those contracts during each period. Last year’s amortization reflected the effect of non-recurring fees received from the Spain contract in the first quarter of 2005.
General, administrative and other expenses
          General, administrative and other expenses totaled $295,000 and $479,000 respectively in the second quarter and first half of 2006 compared to $149,000 and $342,000 in the same periods of 2005. The increase results primarily from the $100,000 cost of options granted to directors and counsel in the second quarter of 2006.
Other income and expense
          Equity in loss of unconsolidated affiliates reflects the company’s 50% share of the operating losses of Landmark Developments of Spain, S.L. and its 33.3% share of the losses in Apes Hill Development, SL. Losses totaled $134,000 in the second quarter of 2006 and $319,000 in the first half of 2006 compared to $4,000 and $240,000 in the same periods last year. The 2005 numbers reflect only the Spanish company losses as Apes Hill did not begin operations until December 2005.
          Interest expense totaled $86,000 in the second quarter of 2006 and $184,000 for the first half of 2006 compared to $110,000 and $202,000 in the same periods last year.
Federal and state income taxes
          The company reported net income of $1,010,000 and $1,994,000 respectively for the second quarter and first half of 2006 compared to $349,000 and $76,000 in the same periods last year. Management believes that the 2006 and 2005 income is sheltered from federal income taxes by previously incurred losses; however, due to the uncertainty of the tax positions related to some of the losses used to offset 2006 income, the company has recognized an income tax liability related to the use of such losses. Please see Note 4 to the Condensed Financial Statements for a more detailed discussion of the federal and state income tax provision.
Net income
          The company reported net income of $1,010,000 and $1,994,000 respectively for the second quarter and first half of 2006 compared to $349,000 and $76,000 in the same periods last year. The significant improvement in net income results primarily from increased sales of real estate at South Padre, supplemented by fee revenue in three new construction projects in Barbados, Maryland and Missouri in 2006.

Liquidity and capital resources
          Current assets total $7,428,000 at June 30, 2006, a decrease of approximately $827,000 from December 31, 2005. Although the company’s current liabilities still exceed current assets by approximately $3,340,000, the company anticipates that approximately $4,805,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Principal and interest due to affiliates in the approximate total amount of $1,886,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity. The company anticipates its current reserves to be adequate for anticipated current needs.
          Real estate and golf management contract rights acquired remained unchanged during the first half of 2006, except for normal amortization.
          Real estate held for either development or sale totaled $8,999,000 at June 30, 2006, approximately $684,000 more than at December 31, 2005. The company increased development and construction activity in 2006 to meet increased demand; both real estate inventory and related debt increased during the first half of 2006. The company has a rolling option to purchase additional land at South Padre and expects to purchase additional land to develop as needed to meet market demand.
          Property and equipment increased only $10,000, net of depreciation, in the first half of 2006 with equipment purchases almost offset by depreciation recognized.
          Liabilities totaled $12,570,000 at June 30, 2006 – an increase of approximately $1,903,000 from December 31, 2005. June 30 balances include approximately $6,606,000 in notes payable to banks secured by real estate at South Padre, $1,176,000 in real estate sales contract deposits, $1,886,000 in principal and interest payable to affiliates and $1,224,000 in deferred federal and state income taxes.
          Stockholders’ equity increased by approximately $2,037,000 in the first half of 2006, reflecting the company’s net income of $1,994,000, plus paid-in capital credits of $102,000 related to the director and employee stock options granted (see Notes 5 and 6 to the Condensed Financial Statements), partially offset by the $53,000 dividends paid on preferred stock and the $6,000 other comprehensive loss.
          On May 1, 2006 the company granted stock purchase options to outside directors and counsel. On April 29, 2006 the company adopted an Incentive Stock Option Plan, subject to shareholder approval. Please see Note 6 to the Condensed Financial Statements for a detailed description of these plans and the impact they have on the company’s financials.
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

Date: August 10, 2006	LANDMARK LAND COMPANY, INC.
(Registrant)

	By:	/s/ GERALD G. BARTON

Gerald G. Barton
Chairman and Chief Executive Officer

	By:	/s/ JOE V. OLREE

Joe V. Olree
Senior Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.
FORM 10-QSB
EXHIBIT INDEX

Exhibit
Number

31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree