Form 10QSB
period 2006-09-30
LANDMARK LAND CO INC/DE
filed 2006-11-13
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,660,055 shares of common stock, $0.50 par value per share as of November 10, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Landmark Land Company, Inc.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2006

			Page
			Number
PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements:	3

		Condensed Consolidated Balance Sheet as of September 30, 2006	4

		Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005, respectively	6

		Condensed Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2006 and 2005, respectively	7

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, respectively	8

		Notes to Condensed Consolidated Financial Statements	9

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

	Item 3.	Controls and Procedures	16

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	17

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	17

	Item 4.	Submission of Matters to Vote of Security Holders	17

	Item 5.	Other Information	17

	Item 6.	Exhibits	17

	Signatures		18
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
PART I – FINANCIAL INFORMATION.
Item 1. Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

Assets
Current assets
Cash and cash equivalents	$5,911,933
Accounts receivable	374,528
Receivable from affiliates, net of equity investment of ($242,005)	844,443
Inventories	94,575
Prepaid expenses and other current assets	786,446

Total current assets	8,011,925

Real estate and golf management contract rights acquired
Contract rights acquired at cost, net of impairment provision of $922,083	3,843,504
Less accumulated amortization	(995,965)

Real estate and golf management contract rights acquired, net	2,847,539

Real Estate
Real estate held for sale	617,040
Real estate held for or under development	10,306,604

Total real estate	10,923,644

Property and equipment
Operating property and equipment, at cost	951,921
Less accumulated depreciation	(176,161)

Property and equipment, net	775,760

Other assets
Investment in unconsolidated affiliates	4,198,224

Total other assets	4,198,224

Total assets	$26,757,092

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable to others	$1,833,080
Payable to affiliates	1,192,074
Accounts payable and accrued expenses	316,874
Accrued payroll and related expenses	281,009
Accrued interest due affiliates	732,425
Accrued interest due others	213,024
Dividends payable	603,154
Other liabilities and deferred credits	183,560
Federal and state income taxes payable	1,595,000
Deferred income tax liability	59,000
Real estate sales contract deposits	1,444,930

Total current liabilities	8,454,130

Notes payable to others, due after one year	6,755,028

Total liabilities	15,209,158

Stockholders’ equity
Preferred stock, Series C, non-voting, $.50 par value; $100 liquidation value; $10 cumulative annual dividend; 50,000 shares authorized; 10,000 shares issued and outstanding, stated at liquidation value	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized; 8,804,468 shares issued; 7,660,055 shares outstanding	4,402,234
Additional paid-in capital	30,297,929
Treasury stock, at cost, 1,144,413 shares	(1,142,527)
Accumulated deficit	(22,973,270)
Accumulated other comprehensive loss	(36,432)

Total stockholders’ equity	11,547,934

Total liabilities and stockholders’ equity	$26,757,092

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Real estate sales	$4,618,532	$4,622,760	$16,732,115	$12,064,125
Golf course revenue	298,049	275,355	1,068,686	960,449
Golf merchandise sales	67,324	64,373	229,907	194,260
Food and beverage sales	39,244	39,943	129,718	116,150
Management and consulting fees	959,598	414,573	2,679,278	1,756,177
Reimbursement of out-of-pocket expenses	404,358	108,190	1,059,166	408,076

Total revenues	6,387,105	5,525,194	21,898,870	15,499,237

Costs of revenue
Cost of real estate sold	2,960,538	2,718,067	10,619,267	8,276,164
Real estate operating expenses	335,350	253,351	967,826	876,588
Cost of golf merchandise sold	37,950	41,026	132,830	115,631
Cost of food and beverage sold	17,067	20,627	56,606	61,435
Golf operating expenses	376,513	345,339	1,116,409	1,025,474
Out-of-pocket expenses	404,358	108,190	1,059,166	408,076
Management and consulting payroll and related expenses	894,207	707,010	2,454,904	2,259,382
Depreciation and amortization	102,806	106,994	284,294	393,319

Total costs of revenue	5,128,789	4,300,604	16,691,302	13,416,069

Operating income	1,258,316	1,224,590	5,207,568	2,083,168

General, administrative and other expenses	(233,502)	(137,896)	(712,102)	(480,388)

Other income (expenses)
Equity in income (loss) of unconsolidated affiliates	(79,886)	16,224	(398,639)	(223,887)
Interest income	54,880	5,725	112,485	8,587
Interest expense	(82,218)	(114,460)	(266,123)	(316,858)

Total other income (expenses)	(107,224)	(92,511)	(552,277)	(532,158)

Net income before income taxes	917,590	994,183	3,943,189	1,070,622

Federal and state income taxes	(363,000)	—	(1,394,181)	—

Net income	$554,590	$994,183	$2,549,008	$1,070,622

Basic income per common share	$0.07	$0.13	$0.33	$0.14

Basic weighted average shares outstanding	7,660,055	7,668,255	7,660,055	7,519,150

Diluted income per common share	$0.07	$0.13	$0.33	$0.14

Diluted weighted average shares outstanding	7,660,055	7,668,255	7,661,452	7,519,150

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$554,590	$994,183	$2,549,008	$1,070,622

Other comprehensive income (loss) Foreign currency translation adjustments	(1,141)	25,137	(6,818)	(7,174)

Comprehensive income	$553,449	$1,019,320	$2,542,190	$1,063,448

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consoldated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net income for the period	$2,549,008	$1,070,622
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	284,294	393,319
Director and employee bonus paid in stock or options	107,068	60,611
Equity in loss of unconsolidated affiliates	398,639	223,887
(Increase) decrease in
Accounts receivable	(19,890)	107,537
Receivable from affiliates	1,566,651	147,889
Inventories	1,572	(20,060)
Prepaid expenses and other assets	(532,680)	(61,589)
Increase (decrease) in
Accounts payable and accrued expenses	(229,206)	(190,287)
Accrued payroll and related expenses	84,415	60,268
Accrued interest	70,859	69,028
Other liabilities and deferred credits	59,553	2,359
Federal and state income tax liabilities	1,351,000	—
Real estate sales contract deposits	804,703	452,867

Net cash provided by operating activities	6,495,986	2,316,451

Cash flows from investing activities
Purchase of property and equipment	(82,972)	(218,200)
Sale of property and equipment, net	15,531	38,781
Purchase and development of real estate inventory	(13,458,684)	(7,848,706)
Sale of real estate inventory	10,850,227	8,389,731
Investment in unconsolidated affiliates	(4,487,500)	—

Net cash provided (used) by investing activities	(7,163,398)	361,606

Cash flows from financing activities
Proceeds from debt to others	11,887,631	6,622,170
Repayments on debt to others	(9,626,238)	(7,644,657)
Cash dividends on common stock	(547,490)	(191,356)
Cash dividends on preferred stock	(78,562)	—

Net cash provided (used) by financing activities	1,635,341	(1,213,843)

Net increase in cash during period	967,929	1,464,214

Cash balance, beginning of period	4,944,004	1,775,274

Cash balance, end of period	$5,911,933	$3,239,488

Supplemental disclosure of cash flow information:
Cash paid for interest, including $291,103 and $156,283 capitalized in 2006 and 2005, respectively.	$486,366	$404,112

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
     The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., South Padre Island Development, LLC, SPID, Inc. and SPIBS, LLC. The three entities related to the South Padre project, South Padre Island Development, LLC, SPID, Inc. and SPIBS, LLC are sometimes collectively referred to as “South Padre”. Effective June 1, 2006, South Padre Island Development, L.P. was converted from a limited partnership to a limited liability company. Effective August 31, 2006, SPID, Inc., the former general partner of South Padre Island Development, L.P. was merged into DPMG, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
     Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results for the periods shown below:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$501,458	$873,640	$1,527,158	$2,843,141
Gross profit (loss)	$(25,547)	$32,448	$(377,533)	$(447,774)
Profit (loss) from continuing operations	$(25,547)	$32,448	$(377,533)	$(447,774)
Net profit (loss)	$(25,547)	$32,448	$(377,533)	$(447,774)
     The company has a receivable from this affiliate of $540,415 as of September 30, 2006. In addition, the company has recorded cumulative losses from this investment totaling $242,005 more than its capital investment of $1,250,587. This excess loss is reported as a reduction to the company’s receivable from the affiliate.
     LML Caribbean, LTD owns a one third interest in Apes Hill Development SL and accounts for its investment on the equity basis. Apes Hill began development and marketing of a golf-oriented real estate project in Barbados in the fourth quarter of 2005. While most costs are being capitalized in Apes Hill, certain start-up and marketing costs are expensed as incurred.

Apes Hill reported the following results, converted to US dollars, for the third quarter of 2006:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	—	—	—	—
Gross loss	$(201,360)	—	$(629,641)	—
Loss from continuing operations	$(201,360)	—	$(629,641)	—
Net loss	$(201,360)	—	$(629,641)	—
     The company has a receivable from Apes Hill in the amount of $494,925 at September 30, 2006 representing unpaid management fees and out-of-pocket expenses. The amount is reported in the balance sheet as receivable from affiliates.
     DPMG Inc. owns a 50% interest in Presidential Golf Club, LLC and accounts for its investment on the equity basis. Presidential is constructing a golf course in Maryland and all costs incurred to date have been capitalized. The company has a $50,888 receivable from Presidential at September 30, 2006, included in the balance sheet as receivable from affiliates.
2. Earnings Per Share
     The computations of basic and diluted earnings per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128. During the second quarter of 2006, the company granted stock options as discussed in Note 6 Stock Option Plans. The dilutive effect of the employee stock options is reported at September 30 using the treasury stock method (i.e., the assumed proceeds received from exercise of the options are assumed to be used to purchase treasury shares at the average market price for the period). The directors’ options were not dilutive at September 30, 2006 as the average market price during the period was less than the option exercise price.
3. Reclassifications
     Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation. These changes had no effect on net income.
4. Income Taxes
     The company reported income before income taxes of $3,943,189 for the nine-month period ended September 30, 2006. Management believes the 2006 income is sheltered from federal income taxes by previously incurred losses; however, a provision for income taxes of $1,394,181 is recognized in the statement of operations. The balance sheet reflects a current tax liability of $1,595,000 (of which $1,480,000 results from our inability to recognize certain tax benefits as discussed in the following paragraphs) and net deferred tax liabilities of $59,000.
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
5. Stockholders’ Equity
     On May 1 and June 2, 2006, the company granted stock purchase options to its outside directors, legal counsel and certain employees as discussed in Note 6 Stock Option Plans. The company is accounting for the options using the fair value method. Using the Black Scholes Merton model, the directors’ options were valued at $.50 per share and, since the options are immediately exercisable, the total value of $100,000 was charged to expense and credited to paid-in capital. The employee options were valued at $.60 per share and, since the options vest at the end of five years, the estimated value is being expensed over the five year vesting period. The September 30, 2006 financial statements include four month’s expense for the employee options in the amount of $7,068, with the same amount credited to paid-in capital.
6. Stock Option Plans
     On September 30, 2006 the company had two share-based compensation plans, which are described below. The compensation cost related to options granted, based on the grant date fair value, was estimated in accordance with the provisions of SFAS No. 123R and has been charged against income for the nine-months ended September 30, 2006 in the total amount of $107,068. The total deferred income tax benefit related to these share-based compensation arrangements was approximately $38,000. No options were granted under the plans prior to the second quarter of 2006.
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

Assumption	May 2006
Expected volatility	43%
Expected term (in years)	2.5
Risk free rate	4.87%
Expected dividends	4.00%

     A summary of option activity under the agreements as of September 30, 2006, and changes during the nine months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value
Outstanding at January 1, 2006	—	—
Granted	200,000	2.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2006	200,000	2.00	4.5	years	—

Exercisable at September 30, 2006	200,000	2.00	4.5	years	—

     During the nine months ended September 30, 2006, the company recognized a total of $100,000 as directors’ fees and legal cost related to these agreements. There was no related unrecognized cost as of September 30, 2006.
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
     The fair value of each option award is estimated on the date of grant using a Black Scholes Merton option valuation model that uses the assumptions noted in the following table. Expected volatility is estimated based upon the historical volatility of entities with characteristics (size, industry, etc.) similar to the company and the company’s own historical volatility. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The expected forfeiture rate represents the percentage of options expected to be forfeited before vesting. The risk free rate is based upon the U.S. Treasury constant maturity yield for a period comparable to the expected term. The dividend rate is an estimate of the expected yield on the company stock over the expected term.

Assumption	June 2006
Expected volatility	43%
Expected term (in years)	7.5
Expected forfeiture	5.0%
Risk free rate	5.01%
Expected dividends	4.00%

     A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value
Outstanding at January 1, 2006	—	—
Granted	186,000	1.74
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2006	186,000	1.74	9.7	years	$20,460

Exercisable at September 30, 2006	—	—	—		—

     A summary of the status of the company’s non-vested options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
		Average Grant
Non-vested Options	Shares	Date Fair Value
Non-vested at January 1, 2006	—	—
Granted	186,000	$0.60
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2006	186,000	$0.60

     As of September 30, 2006, there was $98,952 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining 4.7 years vesting period for outstanding grants under the Plan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy, the company acquired its first operating companies, KES, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004. The company’s consolidated statements of operations and cash flows for the nine months ended September 30, 2006 include the operations of the company and its affiliates identified in Note 1 to the Condensed Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

     Management’s analysis of the company’s operations during 2006 and comments on its current financial condition are as follows:
Revenue
     Real estate sales at South Padre totaled 24 lots and 22 houses during the third quarter of 2006, generating $4,619,000 in revenue compared to 53 lot sales and 15 house sales generating $4,623,000 in revenue in the same period of 2005. During the nine months ended September 30, 2006 South Padre sold 80 lots and 67 houses compared to 87 lots and 52 houses in the first nine months of 2005. Real estate sales totaled $16,732,000 in the first nine months of 2006 compared to $12,064,000 in the first nine months of 2005.
     Golf related revenue totaled $404,000 during the third quarter of 2006, comprised of course revenue of $298,000, pro shop merchandise sales of $67,000 and food and beverage sales of $39,000. Paid golf rounds totaled 6,600. In the same period of 2005, South Padre reported $379,000 in golf revenue from 6,300 rounds played. During the nine months ended September 30, 2006, there were 26,100 rounds played generating $1,428,000 in revenue compared to 23,500 rounds generating $1,271,000 in revenue in the same period of 2005.
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
     Management and consulting agreements generated $959,000 in fee revenue in the quarter ended September 30, 2006 and $415,000 during the same period of 2005. During the nine months of January through September 2006, the company recognized $2,679,000 in consulting and management fees compared to $1,756,000 in the same period of 2005. The increase in fees is due primarily to new contracts in Barbados, Missouri and Maryland, income from which is partially offset by lower fees earned in Spain. The company was also reimbursed for out-of-pocket expenses related to its management agreements during the three-month and nine-month periods in the amounts of $404,000 and $1,059,000 in 2006 and $108,000 and $408,000 in 2005 respectively.
     Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice. Earlier this year, Gyrodyne Company of America, Inc. (“Gyrodyne”) advised that they intended to terminate the company’s consulting agreement related to Gyrodyne’s property on Long Island, New York. The company has held negotiations with Gyrodyne regarding issues under this agreement.
     While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.
Costs of Revenues
     Costs of real estate sold, including land, development, construction and closing costs, totaled $2,961,000 in the third quarter of 2006 and $2,718,000 in the same period of 2005. Gross profit margins were 36% in the third quarter of 2006 compared to 41% in the same quarter last year. Costs of real estate sold in the first nine months of 2006 totaled $10,619,000 compared to $8,276,000 in the same period of 2005. Gross profit margins improved from 31% to 37% for the nine-month period. Gross profit margins differ between lot development and vertical house construction, and between various models of houses; consequently, profit margins to be realized in the future will depend, among other factors, on the mix of product the company produces and sells to meet customer demand.

     Real estate operating expenses totaled $335,000 and $968,000 respectively in the three-month and nine-month periods ended September 30, 2006 compared to $253,000 and $877,000 in the same periods of 2005, reflecting primarily staff increases to handle the additional real estate development and sales activity.
     Costs of golf merchandise sold in the three-month and nine-month periods ending September 30, 2006 totaled $38,000 (57% of sales) and $133,000 (58% of sales) respectively compared to $41,000 (64% of sales) and $116,000 (60% of sales) in the same periods of 2005.
     Golf operating expenses totaled $377,000 in the third quarter of 2006 and $1,116,000 for the first nine months of 2006 compared to $345,000 and $1,025,000 in the same periods of 2005. The increase in 2006 reflects higher employee benefit costs and higher golf course maintenance costs.
     Management and consulting payroll and related expenses totaled $894,000 and $2,455,000 respectively during the three-month and nine-month periods ending September 30, 2006 compared to $707,000 and 2,259,000 for the same periods in 2005. Increased costs result from the employment of additional design and accounting staff in the fourth quarter of 2005 and the first quarter of 2006, combined with continually increasing medical insurance costs.
     Depreciation and amortization included in the company’s consolidated statement of operations was $103,000 and $284,000 respectively in the three-month and nine-month periods ending September 30, 2006. In the same periods of 2005, the company reported $107,000 and $393,000. Amortization of the cost of purchased intangible contract rights varies from period to period based on the revenue received from those contracts during each period. Last year’s amortization reflected the effect of non-recurring fees received from the Spain contract in the first quarter of 2005.
General, administrative and other expenses
     General, administrative and other expenses totaled $234,000 and $712,000 respectively in the third quarter and first nine months of 2006 compared to $138,000 and $480,000 in the same periods of 2005. The increase results primarily from the $100,000 cost of options granted to directors and counsel in the second quarter of 2006 and higher state franchise taxes in Texas.
Other income and expense
     Equity in loss of unconsolidated affiliates reflects the company’s 50% share of the operating losses of Landmark Developments of Spain, S.L. and its 33.3% share of the losses in Apes Hill Development, SL. Losses totaled $80,000 in the third quarter of 2006 and $399,000 in the first nine months of 2006 compared to a $16,000 profit and a $224,000 loss in the same periods last year. The 2005 numbers reflect only the Spanish company losses as Apes Hill did not begin operations until December 2005.
     Interest expense totaled $82,000 in the third quarter of 2006 and $266,000 for the first nine months of 2006 compared to $114,000 and $317,000 in the same periods last year.
Federal and state income taxes
     The company reported net income of $555,000 and $2,549,000 respectively for the third quarter and first nine months of 2006 compared to $994,000 and $1,071,000 in the same periods last year. Management believes that the 2006 and 2005 income is sheltered from federal income taxes by previously incurred losses; however, due to the uncertainty of the tax positions related to some of the losses used to offset 2006 income, the company has recognized an income tax liability related to the utilization of such losses. Please see Note 4 to the Condensed Financial Statements for a more detailed discussion of the federal and state income tax provision.

Net income
     The company reported net income of $555,000 and $2,549,000 respectively for the third quarter and first nine months of 2006 compared to $994,000 and $1,071,000 in the same periods last year. The significant improvement in net income year-to-date results primarily from increased sales of real estate at South Padre and increased management fees from the new contracts in Barbados, Missouri and Maryland.
Liquidity and capital resources
     Current assets total $8,012,000 at September 30, 2006, a decrease of approximately $244,000 from December 31, 2005. Current liabilities total $8,454,000 at September 30, 2006 an increase of $1,245,000 from December 31, 2005. Included in current liabilities is approximately $1,156,000 of the debt to others due within one year that the company anticipates will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Principal and interest due to affiliates in the approximate total amount of $1,925,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity. The company anticipates its current reserves to be adequate for anticipated current needs.
     Real estate and golf management contract rights acquired totaled $2,847,000 net of accumulated amortization at September 30, 2006, a decrease of $201,000, reflecting normal amortization of the cost of such contracts.
     Real estate held for either development or sale totaled $10,924,000 at September 30, 2006, approximately $2,608,000 more than at December 31, 2005. The company increased development and construction activity in 2006 to meet increased demand; both real estate inventory and related debt increased during the first nine months of 2006. At September 30, 2006, the company had a backlog of 75 non-contingent sales contracts totaling approximately $13,600,000 for lots and houses under construction compared to a backlog of 36 contracts totaling approximately $5,458,000 at December 31, 2005. The company has a rolling option to purchase additional land at South Padre and expects to purchase additional land to develop as needed to meet market demand.
     Property and equipment decreased $16,000, net of depreciation, in the first nine months of 2006.
     Liabilities totaled $15,209,000 at September 30, 2006 – an increase of approximately $4,542,000 from December 31, 2005. September 30 balances include approximately $7,899,000 in notes payable to banks secured by real estate at South Padre, $1,445,000 in real estate sales contract deposits, $1,925,000 in principal and interest payable to affiliates and $1,654,000 in federal and state income taxes.
     Stockholders’ equity increased by approximately $1,805,000 in the first nine months of 2006, reflecting the company’s net income of $2,549,000, plus paid-in capital credits of $107,000 related to the director and employee stock options granted (see Notes 5 and 6 to the Condensed Financial Statements), partially offset by the $766,000 dividends accrued on common stock, $78,000 dividends paid on preferred stock and the $7,000 other comprehensive loss.
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

Date: November 13, 2006		LANDMARK LAND COMPANY, INC. (Registrant)
	By:	/s/ GERALD G. BARTON
Gerald G. Barton
Chairman and Chief Executive Officer

	By:	/s/ JOE V. OLREE
Joe V. Olree
Senior Vice President and Chief Financial Officer

LANDMARK LAND COMPANY, INC.
FORM 10-QSB
EXHIBIT INDEX

Exhibit
Number

31.1	Section 302 Certification of Gerald G. Barton.

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton.

32.2	Section 906 Certification of Joe V. Olree