Form 10KSB
period 2006-12-31
LANDMARK LAND CO INC/DE
filed 2007-03-30
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________
Commission file number __________________________

LANDMARK LAND COMPANY, INC. (Name of Small Business Issuer in its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0024129 (I.R.S. Employer Identification No.)
2817 Crain Highway, Upper Marlboro, Maryland (Address of Principal Executive Offices)	20774 (Zip Code)
Issuer's Telephone Number, Including Area Code: (301) 574-3330
Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.50 par value	None
Securities registered under Section 12(g) of the Exchange Act:

None. (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) [√ ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days. [√] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-Bis contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [√ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes [√] No

The issuer's revenues for its most recent full fiscal year were: $30,662,768.

The aggregate market value of the 2,472,559 shares of voting stock held by non-affiliates of the issuer on March 23, 2007 was $7,170,421.10. For the purposes of computing the above market value, the voting stock beneficially held by directors, officers, key employees and 10% or more shareholders of the company was considered as held by "affiliates". The aggregate market value was computed by reference to the average bid and asked prices of the common stock on such date as reported by Pink Sheets from trading information from the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of March 23, 2007 was 7,567,530.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

Transitional Small Business Disclosure Format (check one):

Yes ___ No √

Landmark Land Company, Inc.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2006

IMPORTANT ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), including, but not limited to, statements relating to the company's business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the company's management, and estimates and projections about the company's industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "forecasts," "is likely," "predicts," "projects," "judgment," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements.

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: early terminations of existing golf course management agreements; the company's ability to expand its golf management business; general demand for the company's services or products, intense competition from other golf course managers and residential developers/builders; the company's limited cash flow from operations; changes in laws and regulations affecting the company and/or its services; the outcomes of future litigation and contingencies; trends in the golf and housing industry; changes in local, national and international economies; local and global uncertainties created by the terrorist acts of September 11 and the current war against terrorism; and risks inherent in and associated with doing business in a recreational and/or interest rate sensitive industry. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

Unless required by law, the company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

PART I

Item 1.	Description of Business

(a)	Business Development

Landmark Land Company, Inc. (the "company"): Landmark Land Company, Inc. is a Delaware corporation that, prior to October 1991, was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning a savings bank, a mortgage banking company, a life insurance company, and other financial services companies. Substantially all of the company's operations were owned and its businesses conducted by subsidiaries of Oak Tree Savings Bank, S.S.B. ("OTSB"), Landmark's savings bank subsidiary headquartered in New Orleans, Louisiana.

In 1991, as a result of regulations and requirements of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Office of Thrift Supervision ("OTS") seized substantially all of the company's assets and transferred them to a newly chartered federal thrift institution in which the company and its shareholders had no interest. Subsequent to this seizure, the company had little operational activity and extremely limited capital resources and liquidity. Between 1991 and March 2002, the company was essentially dormant, except for the pursuit of a lawsuit captioned Landmark Land Company, Inc. v. United States (Case No. 95-502-C in the United States Court of Federal Claims). The suit included claims by the company for breach of contract, restitution, and deprivation of property without just compensation or due process of law.

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

Landmark of Spain, Inc.: In February 2003, the company formed Landmark of Spain, Inc., a Delaware corporation, owned 100% by the company. In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, S.L. to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investments on the equity method. Landmark of Spain, Inc. has invested approximately 1,000,000€ ($1,250,587 at time of funding) in Landmark Developments of Spain, S.L. as of December 31, 2006. Landmark Developments of Spain, S.L. is currently managing the Arcos Gardens golf and real estate development located near the town of Arcos in the Andalucia region of Spain. This development is centered around a recently completed championship golf course designed by the company and the project is planned, upon build-out, to feature a hotel and approximately 525 residential units. The first phase of the hotel, first 80 residential units and the first 47 single-family homesites are nearing completion.

DPMG, Inc.: Effective August 31, 2003, the company acquired all the outstanding stock of KES, Inc., an Ohio corporation that owned directly or indirectly 100% of DPMG, Inc. (“DPMG”) and three other subsidiaries, the primary assets of which consisted of interests in undeveloped land and golf and real estate management and development contracts.

Effective June 30, 2004, KES, Inc. and its other subsidiaries, were merged into DPMG, Inc. in a tax-free reorganization under Internal Revenue Code Section 368.

South Padre Island Development, LLC: On October 1, 2004, the company's wholly-owned subsidiary, DPMG, Inc., acquired South Padre Island Development, L.P., a Delaware limited partnership ("South Padre"). South Padre is the owner of South Padre Island Golf Club and its related residential lot and housing development activities in the Town of Laguna Vista, Cameron County, Texas. The details of such purchase were discussed in the company’s Form 10-KSB for the year ended December 31, 2004 which was filed on March 30, 2005, as well as the company’s Form 8-K which was filed on October 7, 2004. On June 1, 2006, the company converted South Padre Island Development, L.P. to South Padre Island Development, LLC. Effective August 31, 2006, DPMG transferred its 100% member interest in South Padre to the company.

Apes Hill Development SRL: In December 2005, the company’s newly formed subsidiary, LML Caribbean, Ltd., entered into an agreement with C.O. Williams Investments Inc., an affiliate of a large general contractor in Barbados, for the formation of Apes Hill Development SRL (“Apes Hill”). A copy of the Members’ Agreement for Apes Hill Development SRL was attached to the company’s Form 10KSB for the year ended December 31, 2005, filed March 23, 2006. Since its formation, Apes Hill has purchased approximately 470 acres in Barbados for $12,000,000 on which it is planning to develop a golf course, hotel and approximately 375 residential lots and/or units. The company indirectly owns 33-1/3% of Apes Hill and, since the beginning of 2006, has invested approximately $4,000,000 in such entity. Apes Hill has negotiated financing from a local lender in the amount of $34,700,000 for the development of the golf course, infrastructure and initial residential phases of the project, all of which were begun in 2006.

Presidential Golf Club, LLC: In December, 2005, the company’s subsidiary, DPMG Inc. entered into a limited liability company agreement with V.O.B. Limited Partnership (“V.O.B.”), the owner and developer of the approximately 1,200 acre Beechtree residential development located near Upper Marlboro, Maryland (a suburb of Washington, D.C.). Each of V.O.B. and DPMG Inc. own 50% of Presidential Golf Club, LLC (“Presidential”). V.O.B. contributed approximately 350 acres of real property to Presidential and each of V.O.B. and DPMG Inc. have agreed to contribute up to $700,000 in equity for the development of an 18-hole championship golf course. V.O.B. has agreed to lend to Presidential the remaining funds to complete the golf facility which DPMG Inc. will manage and operate. The golf course construction is currently underway and the parties anticipate a fall, 2008 grand opening.

(b) Business of Issuer

In addition to the company's equity interest in golf and real estate activity in the South Padre, Barbados and Maryland projects described above and in Item 2 below, the company's other business activity currently involves the management of golf courses and golf-related real estate developments owned by third parties. The management agreements cover both operating golf courses and uncompleted golf course developments in various stages of entitlement processing and/or construction.

The projects under management as of December 31, 2006 are located in New York, Missouri, California, Maryland, Puerto Rico, Barbados and Spain. The company's compensation under these agreements is generally comprised of a minimum monthly fee plus percentage participations in either gross or net profits. The company also receives fees for golf course design and/or the preparation of golf course grading plans. The length of the management agreements vary by project, with some extending for a term of 10 years or more, however, in some cases, the owner has the right to terminate upon 30 days notice and there are no assurances that one or more of these agreements may not be cancelled during the current calendar year. During 2005, the company’s management agreements on the Meadowbrook Farms golf course in Houston, Texas and The Oaks golf course in Gulfport, Mississippi were terminated, the latter of which was caused by the closing of the golf facility due to the effects of Hurricane Katrina.

The company is currently pursuing additional opportunities in the golf/residential real estate sector with a particular emphasis on properties in Europe. Given the current oversupply of golf courses in most U.S. markets, the company believes that the superior economic potential for golf-related developments in southern Europe is compelling. The company also believes that market conditions are favorable for the acquisition of golf-related properties in the U.S. and the company may seek to invest in developed or undeveloped properties where reasonable investment or development returns are projected. The company currently has no firm commitments as to any such investments or acquisitions.

The market for golf course management services in the U.S. is very competitive. Several large companies such as Troon Golf have traditionally managed a large number of courses, but as profit margins have tightened over the recent years at U.S. golf facilities, a number of smaller, lower-cost managers have entered the market. The company markets its services by providing a wider range of services than is generally available in the golf management industry today. From pre-development services, including the preparation of economic feasibility studies, processing of governmental approvals and golf course design, through construction management services and golf course management, the company offers a wide range of expertise to manage all phases of a golf-related development or operation. While most of the golf management competition performs only golf management services, the company has the capacity to plan and develop residential and resort communities centered around golf-related amenities. The company intends to continue to market its services by emphasizing its expertise in all phases of golf and golf-related development.

The company currently has 113 employees, 25 of whom are employed by DPMG in support of the company and its subsidiaries' ongoing operations and 88 of whom are employed by South Padre Island Development, L.P. in support of its golf and real estate operations.

Item 2. Description of Properties

The company leases office space on a month-to-month lease in Upper Marlboro, Maryland as its company headquarters. The owner of the leased premises is developing the property surrounding the office and expects to demolish the current structure within the next two years. The company plans to seek zoning approvals to construct its headquarters office building on a leased parcel of ground at the Presidential Golf Club in Upper Marlboro, Maryland. In addition, the company leases office space from the South Padre Island Community Homeowners Association on a month-to-month lease for its South Padre Island Development operations.

The company owned, as of December 31, 2006, the following real property located in the South Padre Island Development, Laguna Vista, Texas:

1.	34 developed lots for sale, 26 of which were under contract,

2.	100 lots with housing units under construction, 54 of which were under contract,

3.	26 developed lots on which the company plans to build units,

4.	33 acres of property held for future development and/or construction,

5.	An approximately 185 acre golf course comprised of 18 golf holes, driving range, clubhouse, maintenance barn and appurtenant improvements, and

6.	92 acres restricted for the development of additional golf holes, nine of which are under construction.

The company currently has an option to purchase approximately 710 developable acres adjacent to the South Padre Island Development project during 2007 for $12,877 per acre. The option terminates at the beginning of 2008; however, the company has begun negotiations with the owners to extend the option. The company purchased approximately 46 acres of property during 2005 and approximately 82 acres during 2006 pursuant to the terms of the option. During 2006, the company closed on the sale of 82 lots at an average price of approximately $65,000 per lot and 93 residential units at an average price of approximately $182,000 per unit. During 2005 the company closed on the sale of 115 lots at an average sales price of approximately $52,000 per lot and 82 residential units at an average sales price of approximately $160,000 per unit. Substantially all development and construction activity is financed with loans from local financial institutions. The principal amount, interest and certain other provisions regarding these loans are set forth in Note 10 to the Consolidated Financial Statements.

The lot and housing market in the vicinity of the South Padre Island Development project is subject to the same competitive conditions as in other regional housing markets. The market consists of both primary and second home buyers who are attracted to the golf course and other amenities available in the project. Considering the increase in interest rates during 2006 and the general slowing of the housing market, the company anticipates that 2007 sales may be less than 2006 or 2005. In the event market conditions, including interest rates, deteriorate further, sales of residential properties at the project could be dramatically affected.

The South Padre golf course is operated as an amenity for the real estate development/sales operation. During 2006, approximately 31,800 rounds were played at an average rate of approximately $39.00 per round, resulting in a loss of approximately $232,000. The company projects that the course's financial performance will improve over the next several years, however, the course is not expected to generate a significant profit in the near term.

In Barbados, a subsidiary of the company owns a 33-1/3% interest in Apes Hill Development, SRL (“Apes Hill”) which during December 2005 purchased approximately 470 acres on the island of Barbados for $12,000,000. This price consisted of $4,000,000 in cash with the remainder paid through the issuance to the seller of the other 66.67% ownership interest in Apes Hill. This property has approvals for the development of a golf course, hotel and approximately 375 residential lots or units. Apes Hill has negotiated financing with a local lender to provide a $34,700,000 credit facility to develop the infrastructure, golf course and initial residential phases (aggregating 97 lots) of the project, which development was begun in 2006. The housing market in Barbados for projects such as this is primarily comprised of second home purchasers from the U.K. and Ireland. The golf course component of the project is viewed as a project amenity and is not projected to be profitable for a number of years. As of December 31, 2006, Apes Hill had received deposits on contracts for the sale of 63 lots with a total sales value of approximately $29 million in U.S. dollars, however, there is no assurance that the demand for future residential product will remain high. Closings on these sales contracts are expected to begin in the second quarter of 2007. There are numerous other second-home projects in Barbados which will compete with Apes Hill for potential purchasers, however, the proposed Apes Hill project, while not having the advantage of being on the coast, has dramatic views and will have excellent recreational facilities to attract those interested in a high-end sporting community.

In Maryland, the company acquired a 50% interest in Presidential Golf Club, LLC (“Presidential”), which owns approximately 350 acres near Upper Marlboro, Maryland on which an 18-hole championship golf course is currently being developed. The company has agreed to contribute up to $700,000 for the construction of the golf course and the company’s partner, V.O.B. Limited Partnership (“V.O.B.”), has agreed to contribute an equal equity amount. Any remaining funds required to construct the golf facility will be loaned to Presidential by V.O.B. on a 15 year note payable out of cash flow generated from the facility with interest at a Citibank floating prime rate. In connection therewith, Presidential has granted to V.O.B. a mortgage in the amount of $13,825,000, which is the current estimate of the loan required to complete the golf course. In addition to this amount, the company will be required to borrow from V.O.B. additional funds to construct a golf clubhouse which is currently in the design and planning phase. The demand for additional golf facilities in the area has remained flat in recent years due to the relatively small increase in golfers utilizing public fee facilities, however, Presidential hopes to use its proximity to downtown D.C. to tap the potential group outing business that exists in the area.

The company also owns a 45% interest in a 128+ acre parcel near the town of Hana, island and county of Maui, state of Hawaii. The parcel is currently undeveloped; however, on January 7, 2007, it received preliminary approvals for subdivision into approximately 14 agricultural lots. Although the conditions to be fulfilled for the final approvals appear to be relatively standard for such an agricultural subdivision in the County of Maui, it is expected that the finished lots will not be available for sale for another 1-1/2 to 2 years.

Other than property in the vicinity of the South Padre Island Development project, the company has no commitments to purchase additional real property during 2007, although an investment opportunity may arise in a golf and/or residential real estate project which the company may pursue under the right circumstances. In the opinion of management, all of the company's properties are adequately insured, however, the company has been unable to procure affordable liability coverage for its construction operations at South Padre.

As of December 31, 2006, the company had a management contract covering approximately 2,000 acres in the Towns of Pine Plains and Milan, Duchess County, New York, which includes an existing 18-hole golf course. The company was retained in July 2004 to renovate and expand the existing golf course and to design, develop and manage the remainder of the project property into an environmentally sensitive community. The planning and approval process for such development is on-going, however, the complexity of this process makes it difficult to project a final approval date. The company's compensation under this agreement consists of fees and a future profit participation.

In 2002, the company’s subsidiary, DPMG Inc., entered into a management agreement with Gyrodyne Company of America, Inc. (“Gyrodyne”) to manage the planning and development of an approximately 320 acre parcel on Long Island, New York. However, in November 2005, the local public university (the State University of NY at Stony Brook) took title to approximately 245 acres of the parcel and Gyrodyne initiated an eminent domain lawsuit against the university. During February 2007, a new agreement with Gyrodyne was entered into whereby Gyrodyne agreed to compensate DPMG for past services, the old management agreement was terminated, and DPMG agreed to provide consulting services to Gyrodyne in connection with the litigation. The details of the new agreement were discussed in the company’s Form 8-K which was filed on February 16, 2007.

The company is currently in negotiations with the owners of other property in southern Europe for the acquisition and/or management of golf, hotel and residential projects. While the success of such negotiations is uncertain at this time, management feels that overseas projects such as these in which the company can earn fees as well as a percentage of profits will be very important for the company's success.

Depreciation of the company's properties and amortization of its contract property rights are more fully described in Note 1 to the Consolidated Financial Statements.

Item 3. Legal Proceedings

The company is not currently a party to any pending legal proceeding other than non-material, routine litigation that is incidental to the company’s business.

Item 4. Submission of Matters to a Vote of Security Holders

On November 18, 2006, the company held an annual meeting at the South Padre Island Development project, Laguna Vista, Texas. At such meeting, the company shareholders (i) reelected Gerald G. Barton, Jim L. Awtrey, Bernard G. Ille, David A. Sislen, Robert W. White and William W. Vaughan, III as company Directors, (ii) approved The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan, and (iii) appointed Aronson & Company as the independent registered accounting firm for the fiscal year ending December 31, 2006. The votes for each Director, the approval of The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan and the appointment of Aronson & Company as the independent registered accounting firm, as well as the number of votes against and abstentions, are set forth in the table below:

	Votes For	Votes Against	Votes Withheld	Broker Non-Votes	Abstentions
Reelection of Directors:

Gerald G. Barton	7,004,046		3,526
Jim L. Awtrey	7,004,552		3,020
Bernard G. Ille	7,004,352		3,220
David A. Sislen	7,004,552		3,020
Robert W. White	7,004,352		3,220
William W. Vaughan, III	7,004,046		3,526

The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan	5,991,250	22,471		990,865	2,986

Aronson & Company as the registered independent accounting firm for the fiscal year ending December 31, 2006	7,002,166	2,400			3,006

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The following tables set forth the high and low reported sales prices for the common stock of the company as reported for each calendar quarter commencing after December 31, 2004:

	2006		2005
	High	Low	High	Low

First Quarter	$2.25	$.85	$0.30	$0.20
Second Quarter	2.10	$.75	0.40	0.20
Third Quarter	1.90	$1.05	0.80	0.35
Fourth Quarter	2.30	$1.25	0.85	0.65

The company's common stock was delisted and trading was suspended during October of 1991 by the Midwest Stock Exchange and the American Stock Exchange. Since that date, the common stock of the company has been traded in the non-Nasdaq over-the-counter markets. The high and low bid information was obtained from Pink Sheets from trading information as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of February 28, 2007, there were 678 holders of record of the company's common stock. These numbers do not include stockholders who hold their shares in “street name” or in “nominee” accounts with banks, brokerage firms and other authorized holding institutions.

On August 15, 2005, the company declared a dividend of $.10 per share on the company's common stock, payable in four quarterly installments of $.025 per share, to shareholders of record at the close of business on August 25, 2005, November 25, 2005, February 25, 2006 and May 25, 2006, respectively. On August 26, 2006, the company declared a dividend of $.10 per share on the company's common stock, payable in four quarterly installments of $.025 per share, to shareholders of record at the close of business on September 8, 2006, November 30, 2006, February 28, 2007 and May 31, 2007, respectively. All installments of dividend payments are payable on the first business day which is ten days after each record date.

The following chart discloses information regarding shares of common stock of the company repurchased during the quarter ended December 31, 2006:

Period	Total Numbers of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October	-	-	-	-
November	92,525	$1.70	-	-
December	-	-	-	-
Total	92,525	$1.70	-	-

(1)
On November 21, 2006, the company repurchased 92,525 of its common shares at a price of $1.70 per share. This purchase was initiated by a brokerage firm which contacted the company regarding a repurchase of this block of shares. The transaction was privately negotiated and the purchase was not made pursuant to a stock repurchase plan or program.

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

Management’s analysis of the company’s operations and comments on its current financial condition are as follows:

Revenue

Real estate sales at South Padre totaled 82 lots and 93 houses during 2006, generating $22,187,252 in revenue, compared to 115 lots and 82 houses closed in 2005, generating revenue of $18,927,693. The real estate market in the lower Rio Grande valley where the South Padre project is located is both a primary and secondary home market with a significant portion of the market comprised of “winter Texans” from the upper midwest. As discussed in Item 2, the company has a rolling purchase option to acquire additional acreage adjoining its current holdings and anticipates phased development to meet future demand in this long-term development property.

Golf related revenue totaled $1,758,736 during 2006, comprised of course revenue of $1,291,693, pro shop merchandise sales of $304,286 and food and beverage sales of $162,757. Paid golf rounds totaled 31,846. This compares with 2005 golf revenue of $1,580,951 comprised of $1,170,657 in course revenue, $264,290 in pro shop merchandise sales and $146,004 in food and beverage sales. Paid golf rounds totaled 28,641 in 2005. The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development. During 2006, South Padre expanded its golf clubhouse to include a full service restaurant and bar that opened for business in December 2006. While the company anticipates increases in golf play as more golfers move into the residential community, weather and other factors could adversely affect future golf operations.

Management and consulting agreements generated $5,352,436 in fee revenue in the year ended December 31, 2006 and $3,929,391 during the year ended December 31, 2005. The company was also reimbursed for out-of-pocket expenses related to the agreements in the amounts of $1,364,344 in 2006 and $726,033 in 2005. Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice. As discussed in the company’s Form 8-K filed on February 16, 2007, the company’s contract to manage the Gyrodyne property in New York was cancelled in February 2007 and a new contract was entered into whereby the company agreed to provide consulting services related to Gyrodyne’s eminent domain lawsuit against the State University of NY at Stony Brook. In 2006, the company recognized $2,000,000 in management and consulting revenue under the management contract with Gyrodyne; the new contract provides for additional fees totaling $1,000,000 over a three year period.

In late 2005, the company executed design, construction management and golf operating agreements for three new projects in Missouri, Maryland and Barbados. As discussed in Item 1, the company is also an investor in the projects in Maryland and Barbados. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.

Costs of Revenues

Costs of real estate sold, including land, development, construction and closing costs, totaled $14,231,593 or 64% of gross sales. In 2005, costs of real estate sold totaled $13,035,310 or 69% of gross sales. Gross profit margins differ between lot development and vertical house construction, between different subdivisions and between various models of houses. Generally, in 2006, strong demand permitted South Padre to realize greater increases in sales prices for both lots and houses than related increases in costs to produce these products. The improved gross margins realized in 2006 reflect both product mix and general price increases.

Real estate operating expenses totaled $1,349,585 in 2006 compared to $1,274,310 in 2005.

Costs of golf merchandise and food and beverage sold in 2006 totaled $254,083 or 54% of the related merchandise sales compared to $238,634 or 58% of the related sales in 2005.

Golf operating expenses totaled $1,526,105 in 2006 compared to $1,376,909 in 2005.

Management and consulting payroll and related expenses totaled $3,352,703 during the twelve months ending December 31, 2006 and $2,933,801 for the twelve months ending December 31, 2005. The increased costs reflect primarily the personnel costs of three new employees hired near the end of 2005, plus salary increases for other employees during 2006.

Depreciation and amortization included in the company’s consolidated statement of operations was $801,605 in 2006 and $499,334 in 2005. Acquisition costs of contract rights are amortized as revenue is received from these contracts. 2006 revenues from purchased management contracts were greater than in 2005, resulting in greater amortization of costs. Amortization in 2006 includes $500,000 related to the Long Island, NY (Gyrodyne) contract.

General, administrative and other expenses

General, administrative and other expenses totaled $1,042,500 in 2006 and $712,690 in 2005. The 2006 increase reflects a significant increase in state franchise fees, the value of stock options granted to the Board of Directors and legal counsel and increased travel costs.

Other income and expense

Equity in loss of unconsolidated affiliate reflects the company’s 50% share of the operating losses of Landmark Developments of Spain, SL and its 33.3% share of Apes Hill Development SRL in Barbados. The Spanish company was organized in March 2003. The company’s share of losses in the amounts of $176,403 in 2006 and $217,024 in 2005 represent costs incurred in the pursuit of management and development opportunities, primarily in Spain and Portugal. The Barbados company began operations in December 2005. The company’s share of start-up costs expensed was $375,222 and $79,402 in 2006 and 2005, respectively.

Interest income increased from $21,394 in 2005 to $175,868 in 2006 primarily reflecting the larger cash balances invested in overnight funds pending investment in future projects.

Interest expense decreased from $441,438 in 2005 to $347,488 in 2006 in spite of the increase in interest rates from the prior year. The company paid off its note for the purchase of South Padre in 2006 and had less interest costs on completed real estate inventory held for sale during 2006.

Federal and state income taxes

In its federal and state income tax returns for the year ended December 31, 2002, the company reported an ordinary loss of approximately $153,870,000 resulting from the OTS seizure of the company’s savings bank subsidiary, as discussed in Item 1 and in Note 1 to the Consolidated Financial Statements. The deferred federal tax benefit of this loss, in the approximate amount of $52,316,000 did not meet the standard for GAAP recognition as a deferred tax asset under the FASB’s proposed interpretation of FASB Statement No. 109, Accounting for Income Taxes and, accordingly, is not reflected in the company’s 2006 or 2005 balance sheets. In its 2006 federal income tax return, the company is using approximately $6,962,000 of the OTSB net operating loss carryover to offset 2006 taxable income. The FASB proposed interpretation required that the company provide for income taxes on the 2006 taxable income without recognizing the tax benefit provided by the OTSB net operating loss carryover. Accordingly, the 2006 tax provision in the amount of $2,126,181 reflects changes in other deferred tax assets and liabilities, but no benefit for the use of the OTSB net operating loss carryover. The tax liability reported on the December 31, 2006 balance sheet includes $2,367,000 more than the liability shown on the 2006 federal income tax return, representing the approximate amount of benefit resulting from the use of a portion of the OTSB net operating loss carryover.

Other net operating loss carryforwards sheltered the company’s 2005 operating profit from federal income tax and most state income taxes. The company’s Consolidated Statements of Operations includes a provision for state income taxes in the amount of $43,000, which amount is shown as a current tax liability on the Consolidated Balance Sheet at December 31, 2005.

Profitable real estate operations at South Padre, combined with significant fee income realized from three new management projects and Gyrodyne, generated a $6,017,006 profit before income taxes in 2006 compared to the $3,650,577 profit reported in 2005.

Liquidity and capital resources

Current assets total $9,322,894 at December 31, 2006, up from $8,358,232 at December 31, 2005, with the increase resulting primarily from an increase in accounts receivable, including $2,000,000 receivable from Gyrodyne that was collected by the company in February 2007.

Real estate and golf management contract rights reflect the unamortized purchase price of contract rights. Amortization for the year reduced the net carrying value of these contracts by $687,403 in 2006. No new contracts were purchased in 2006 or 2005.

Real estate held for either development or sale increased from $8,315,187 at December 31, 2005 to $12,458,697 at December 31, 2006 reflecting the increased construction activity at South Padre. Composition of the inventory is described in Item 2 of this Form 10-KSB and in Notes 3 and 4 to the Consolidated Financial Statements. The company also has a rolling purchase option to purchase additional land at South Padre as discussed in Note 12 to the Consolidated Financial Statements.

Property and equipment increased approximately $475,000 during 2006, reflecting the cost of expanding the South Padre golf club house to include a restaurant and bar offset, in part, by depreciation recorded for the year.

Other assets increased by approximately $4.1 million during 2006, reflecting the company’s investment in Barbados ($4,000,000) and Presidential ($551,250), less losses incurred during the year.

Liabilities increased from $10,770,328 at December 31, 2005 to $16,987,527, primarily reflecting the increase in bank loans as real estate development increased at South Padre. South Padre finances its real estate development with loans from local and regional banks. The loans are secured by deeds of trust on the real property and by guarantees issued by the company. Details of the various loans from banks and affiliates are included in Notes 9 and 10 to the Consolidated Financial Statements. Although the construction debt does not mature until 2008, the company anticipates that most of the $8.6 million debt will be paid within one year from sale proceeds of real estate inventory at South Padre. Debt to affiliates in the approximate amount of $1,192,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.

Stockholders’ equity increased by approximately $2,964,000 in 2006 reflecting primarily the company’s net income for the year. That increase in capital was partially offset by the company’s purchase of 92,525 common shares to be held as treasury stock and payment of cash dividends on common and preferred shares, all as discussed in Note 5 to the Consolidated Financial Statements.

It should be noted that approximately $2,367,000 of current income taxes and $1,360,000 of other liabilities and deferred credits at December 31, 2006 are not likely to require cash outlays by the company. The company believes that $2,367,000 of current income taxes is sheltered by prior net operating losses as discussed in Note 13; therefore, no payment is expected to be required. Customer deposits for real estate sales in South Padre of $1,360,000 are included in other liabilities and deferred credits. These deposits will be credited to the customers’ purchase payment upon close and will, therefore, not require cash outlay by the company. The company believes that its available capital and credit sources will be adequate to fund anticipated operations. While the company continues to seek other investment opportunities, there are no outstanding investment commitments at December 31, 2006.

Item 7. Financial Statements

The following financial statements of Landmark Land Company, Inc. are included in this report on Form 10-KSB immediately following Part IV, Item 14 and immediately preceding the Signatures pages of this report:

1. Report of Independent Registered Public Accounting Firm - 2006 and 2005.

2. Consolidated Balance Sheets as of December 31, 2006 and 2005.

3. Consolidated Statements of Operations for Years Ended December 31, 2006 and 2005.

4. Consolidated Statements of Comprehensive Income or Loss for the Years Ended December 31, 2006 and 2005.

5. Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2006 and 2005.

6. Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005.

7. Notes to Consolidated Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with Aronson & Company on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

Item 8.A. Controls and Procedures

The company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the company. The controls and procedures established by the company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of the company’s controls and procedures that as of December 31, 2006, the company’s internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in the company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers and Promoters and Controlling Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each Director, executive officer and key employee of the company.

Name	Age	Position

Gerald G. Barton	75	Chairman of the Board of Directors and Chief Executive Officer

Jim L. Awtrey	63	Director and Senior Vice President

Bernard G. Ille	80	Director

David A. Sislen	51	Director

Robert White	77	Director

William W. Vaughan, III	54	Director, President, General Counsel and Assistant Secretary

Joe V. Olree	68	Senior Vice President and Chief Financial Officer

James C. Cole	57	Senior Vice President

Gary R. Kerney	64	Senior Vice President

Gerald D. Barton	48	Senior Vice President

Mr. Barton had been President and Chief Executive Officer since September 1971. He became Chairman of the Board of Directors during 1985. Mr. Barton's son-in-law, William W. Vaughan, III, was elected President in 2004 and was and continues to be General Counsel and a Director of the company. Mr. Barton's son, Gerald D. Barton became a Senior Vice President in 2004. Mr. Gerald G. Barton was and continues to be Chief Executive Officer of DPMG, Inc., a golf-oriented real estate development and management concern acquired by the company during 2003.

Mr. Awtrey was appointed as a Director in October 2006 and elected as a Senior Vice President in November 2006. Mr. Awtrey was the Chief Executive Officer of PGA of America from 1988 to 2005 and since retiring from the organization has been consulting on a variety of golf related matters.

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

The company has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act comprised of Directors Robert W. White, Bernard G. Ille and David A. Sislen. Mr. Ille is the audit committee's independent financial expert and he is “independent” as defined in the listing standards for NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon our review of the forms which we received with respect to the 2006 fiscal year, the company believes that there were no late filings of any required Forms 3, Forms 4 and Forms 5 by the officers or Directors of the company with the Securities and Exchange Commission for fiscal year 2006.

The company has adopted a Code of Ethics that applies to the company's principal executive officer, principal financial officer and other employees. The company will provide any person, without charge upon request, a copy of such Code of Ethics. Such request must be in writing addressed to the company's general counsel at the location of the company's principal executive offices noted on the first page of this annual report.

Item 10. Executive Compensation

Compensation of Officers. For fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004, Gerald G. Barton, Gary R. Kerney, James C. Cole, William W. Vaughan, III and Joe V. Olree received remuneration in his respective capacity as follows:

		Annual Compensation
				Other Annual	All Other
Name and		Salary	Bonus	Compensation	Compensation (c)
Principal Position	Year	($)	($)	($)	($)

Gerald G. Barton	2006	312,793	0	0	8,397
Chairman of Board,	2005	313,424	0	0	5,203
President and CEO (a)	2004	313,424	0	0	5,203

Gary R. Kerney	2006	257,569	101,000	0	8,800
Senior Vice President (b)	2005	244,032	0	0	6,000
	2004	244,032	0	0	6,000

James C. Cole	2006	203,433	0	0	8,136
Senior Vice President	2005	190,100	0	0	5,703
	2004	190,100	0	0	5,703

William W. Vaughan, III	2006	246,383	0	0	8,800
President and General	2005	234,041	0	0	6,000
Counsel	2004	234,041	0	0	6,000

Joe V. Olree	2006	191,683	0	0	7,667
Senior Vice President and	2005	178,350	0	0	5,351
Chief Financial Officer	2004	178,350	0	0	5,351

(a)	Amounts paid as salary to Mr. Barton include consulting fees paid to an entity wholly-owned by Mr. Barton and his wife.
(b)	Mr. Kerney was granted a bonus in the form of a new automobile valued at $101,000.
(c)	Represents payments by the company to the 401(k) Plan accounts of the named individuals.

Compensation of Directors. On August 1, 2002, the company adopted a policy of compensating outside Directors the sum of $3,000 per calendar quarter. Mr. White declined to accept such compensation until 2006, after the company began operating profitably. Mr. Awtrey was appointed as a Director of the company on October 2, 2006 and as a Senior Vice President of the company on November 18, 2006. As compensation for Mr. Awtrey’s services as an officer, he was paid $76,635 during 2006 and, in addition, he was granted a stock option to purchase 62,500 shares at $1.60 per share under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan, as more fully described in Item 11 below.

Employment Contracts. There are no employment, termination of employment or change-in-control contracts between the company and any Director or officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of December 31, 2006 held by any persons known to the company to be a beneficial owner of more than 5% of the company's common stock, and by each of the company’s Directors and executive officers individually and all of the company’s Directors and executive officers as a group. The percentages were calculated based upon the 7,567,530 shares of common stock of the company outstanding on December 31, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Gerald G. Barton 2817 Crain Highway Upper Marlboro, MD 20774	1,962,078	25.93%

Jim L. Awtrey 9921 Brentford Court Windermere, FL 34786	0	Less than 1%

Bernard G. Ille 11004 Magnolia Park Oklahoma City, OK 73120 (a)	51,000	Less than 1%

David A. Sislen 7910 Woodmont Ave., Ste. 910 Bethesda, MD 20814 (a)	51,100	Less than 1%

Robert W. White 715 Northwest 39th Street Oklahoma City, OK 73118 (a)	80,306	1.05%

William W. Vaughan, III 2817 Crain Highway Upper Marlboro, MD 20774	503,207	6.65%

Joe V. Olree 2817 Crain Highway Upper Marlboro, MD 20774	229,010	3.03%

Gary Kerney 2817 Crain Highway Upper Marlboro, MD 20774	376,615	4.98%

James C. Cole 2817 Crain Highway Upper Marlboro, MD 20774	228,810	3.02%

G. Douglas Barton 2817 Crain Highway Upper Marlboro, MD 20774	504,507	6.66%

All Directors and Executive Officers as a group (10 persons)	3,986,633	51.66%

Martha B. Doherty 2817 Crain Highway Upper Marlboro, MD 20774	503,207	6.66%

(a)	Each of the shareholdings reported for Mr. Ille, Mr. White and Mr. Sislen includes 50,000 shares under stock options that are immediately exercisable.

All shares shown above are currently beneficially owned by the named individuals. There are no arrangements in place involving the company, any of its executive management or any third parties known to the company that would result in a change in control of the company.

Stock Options.

Equity Compensation Plan Information
	Number	Weighted-	Number of Securities
	of Securities	average	Remaining Available for
	to be Issued	Exercise	Future Issuance Under
	Upon Exercise	Price of	Equity Compensation
	of Outstanding	Outstanding	Plans (excluding
	Options, Warrants	Options	securities reflected
Plan Category	and Rights	and Rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

(a) Stock option grants under the 2006 Landmark Land Company, Inc. Incentive Stock Option Plan	247,500	$1.70 per share	518,500

Equity compensation plans not approved by security holders

(b) Stock option grants to outside directors/ advisors	200,000	$2.00 per share	0

Totals	447,500	$1.84 per share	518,500

(a)
The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (the “Plan”) was approved by the Board of Directors effective April 29, 2006, subject to the approval of the company’s shareholders. On June 2, 2006, the Board of Directors granted stock option awards to 19 employees for an aggregate of 186,000 shares of the company’s common stock at a purchase price of $1.74 per share, which was the fair market value of the company’s shares as of such date. On November 18, 2006, the Board of Directors granted a stock option under the Plan for 62,500 shares of the company’s common stock to Jim L. Awtrey at a purchase price of $1.60 per share, which was the fair market value of the company’s shares as of such date. Each of the options generally provided that (a) they would not be exercisable on or before 5 years from the date of the grant (unless otherwise determined by the Board of Directors), (b) would lapse upon the employee’s termination of employment before the expiration of 5 years from the date of grant, and (c) would terminate 10 years from the date of grant. Each of the options granted were intended to be incentive stock options under the provisions of Section 422 of the Internal Revenue Code. The Plan was approved by the shareholders of the company at its November 18, 2006 Annual Shareholders Meeting. On January 9, 2007, the company filed a registration statement on Form S-8 for the shares covered by the Plan.

(b)
On May 1, 2006, the company granted each of Mr. Ille, Mr. Sislen, Mr. White and Mr. Paul Fish (outside counsel to the company) stock options to acquire 50,000 shares of the company’s common stock at a purchase price of $2.00 per share until April 30, 2011, at which time the stock option agreements expire.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Control Persons

During the fiscal years ending December 31, 2006 and 2005, there were no transactions with Directors, executive officers or persons who are known to be the beneficial owners of more than 5% of the company's common stock, or their immediate families, in which the company was, or is to be, a party, except as follows:

1.
As of December 31, 2006, a subsidiary of the company, DPMG Inc., had an obligation to pay an affiliate of Mr. Barton the sum of $691,315, the principal portion of which currently accrues interest at the rate of 15%. The company acquired DPMG Inc. as a part of the acquisition of KES.

2.
On December 31, 2006, a subsidiary of the company, South Padre Island Development, L.P., had an obligation to pay an affiliate of Mr. Gerald G. Barton the sum of $854,819, the principal portion of which currently accrues interest at the rate of 12% per annum and is payable on demand. The company acquired South Padre Island Development, L.P. (now South Padre Island Development, LLC) on October 1, 2004.

3.
During September 2005, a subsidiary of the company, DPMG Inc., entered into an agreement with Newco XXV, Inc. (“Newco”), an affiliate of Gerald G. Barton, the company chairman, whereby DPMG Inc. agreed to provide consulting services to Newco relating to the planning, design and development of certain real property owned by Newco. The agreement provides that these services are to be provided at rates which are quoted by DPMG Inc. to non-affiliated third party entities. During 2006, DPMG Inc. performed services for Newco valued at approximately $13,000 pursuant to such agreement. On November 18, 2006, the Board of Directors appointed a special committee, consisting of Bernard G. Ille and David A. Sislen, to study a possible acquisition of Newco XXV, Inc. by the company (or a subsidiary) for preferred or common stock of the company. As of the date hereof, the special committee has not yet made a determination of the feasibility of such an acquisition.

Director Independence

The company has standing nominating, compensation and audit committees. Bernard G. Ille, David A. Sislen and Robert W. White, each of whom is an “independent” director as defined in the listing standards of the NASDAQ, comprise the entire membership of each committee.

PART IV

Item 13. Exhibits

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

Item 14. Principal Accountant Fees and Services

The following table sets forth fees for services Aronson & Company provided in 2006 and 2005:

	2006	2005

Audit fees (1)	$92,424	$59,797
Audit-related Fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	2,502
Total	$92,424	$62,299

(1)
Represents fees for professional services provided in connection with the audit of the company's financial statements, review of the company's quarterly financial statements and advice on accounting matters that arose during the audit.

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
ROCKVILLE, MARYLAND 20850
PHONE 301.231.6200
FAX 301.231.7630

Report of Independent Registered Public Accounting Firm

Board of Directors
Landmark Land Company, Inc.
Upper Marlboro, MD

We have audited the accompanying Consolidated Balance Sheets of Landmark Land Company, Inc. and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Land Company, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R). Share Based Payment, on January 1, 2006.

Rockville, Maryland
March 11, 2007

CERTIFIED PUBLIC ACCOUNTANTS AND MANAGEMENT CONSULTANTS

Landmark Land Company, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Current assets
Cash and cash equivalents	$5,437,186	$4,944,004
Accounts receivable	2,790,318	354,638
Receivable from affiliates	645,123	2,606,677
Receivable from employees	-	11,158
Inventories	95,541	96,147
Other current assets	261,726	242,608
Deferred tax assets	93,000	103,000
Total current assets	9,322,894	8,358,232

Real estate and golf management contract rights acquired
Long Island, NY, net of impairment loss provision of $922,083	557,917	557,917
Hudson Valley, NY	2,550,000	2,550,000
Spain	500,000	500,000
Golf management contracts	235,587	235,587
	3,843,504	3,843,504
Less accumulated amortization	(1,482,389)	(794,986)
Total real estate and golf management
contract rights acquired, net	2,361,115	3,048,518

Real Estate
Real estate held for sale	792,382	1,478,253
Real estate held for or under development	11,666,315	6,836,934
Total real estate	12,458,697	8,315,187

Property and equipment, net of accumulated depreciation
of $202,216 and $101,702 in 2006 and 2005 respectively	1,266,646	791,634

Other assets
Investment in unconsolidated affiliates	4,096,627	-
Deposits	135,800	-
Deferred tax assets, non-current	53,000	-
Total other assets	4,285,427	-

Total assets	$29,694,779	$20,513,571

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Liabilities and Stockholders' Equity
Current liabilities
Current portion of notes payable to others	$669,361	$2,868,854
Current portion of liabilities to affiliates	1,192,074	1,271,476
Accounts payable and accrued expenses	714,039	546,080
Accrued payroll and related expenses	269,763	196,594
Accrued interest due affiliates	771,140	719,545
Accrued interest due others	239,776	155,045
Dividends payable	382,698	384,639
Other liabilities and deferred credits	1,579,402	764,234
Current income taxes	2,532,000	43,000
Total current liabilities	8,350,253	6,949,467

Long term liabilities
Notes payable to others	8,637,274	3,457,861
Deferred income taxes, non-current	-	363,000
Total long term liabilities	8,637,274	3,820,861

Total liabilities	16,987,527	10,770,328

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 10,000 shares issued
and outstanding, stated at liquidation value	1,000,000	1,000,000
Common stock, $.50 par value; 20,000,000 shares
authorized; 8,804,468 shares issued; 7,567,530
and 7,660,055 shares outstanding, respectively	4,402,234	4,402,234
Additional paid-in capital	30,304,044	30,190,861
Treasury stock, at cost, 1,236,938 and 1,144,413 shares,
respectively	(1,299,820)	(1,142,527)
Accumulated deficit	(21,649,514)	(24,677,710)
Accumulated other comprehensive loss	(49,692)	(29,615)
Total stockholders' equity	12,707,252	9,743,243

Total liabilities and stockholders' equity	$29,694,779	$20,513,571

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations
Years ended December 31, 2006 and 2005

	2006	2005
Revenues
Real estate sales	$22,187,252	$18,927,693
Golf course revenue	1,291,693	1,170,657
Golf merchandise sales	304,286	264,290
Food and beverage sales revenue	162,757	146,004
Management and consulting revenue	5,352,436	3,929,391
Reimbursement of out-of-pocket expenses	1,364,344	726,033
Total	30,662,768	25,164,068

Costs of revenues
Cost of real estate sold	14,231,593	13,035,310
Real estate operating expenses	1,349,585	1,274,310
Cost of golf merchandise sold	182,403	162,720
Cost of food and beverage sold	71,680	75,914
Golf operating expenses	1,526,105	1,376,909
Out-of-pocket expenses	1,364,344	726,033
Management and consulting payroll
and related expenses	3,352,703	2,933,801
Depreciation and amortization	801,605	499,334
Total	22,880,018	20,084,331

Operating income	7,782,750	5,079,737

General, administrative and other expenses	(1,042,500)	(712,690)

Other income (expenses)
Equity in loss of unconsolidated affiliate	(551,624)	(296,426)
Interest income	175,868	21,394
Interest expense	(347,488)	(441,438)
Total other (expenses)	(723,244)	(716,470)

Net income before income taxes	6,017,006	3,650,577

Federal and state income taxes	(2,126,181)	(43,000)

Net income	$3,890,825	$3,607,577

Basic income per common share	$0.50	$0.48

Diluted income per common share	$0.49	$0.48

Basic weighted average shares outstanding	7,649,915	7,555,707

Diluted weighted average shares outstanding	7,655,077	7,555,707

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive Income

Years ended December 31, 2006 and 2005

	2006	2005

Net income	$3,890,825	$3,607,577

Other comprehensive income (loss)
Foreign currency translation adjustments	(20,077)	908

Comprehensive income	$3,870,748	$3,608,485

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2006 and 2005

							Accumulated Other
		Common	Preferred	Paid In	Treasury	Accumulated	Comprehensive
	Total	Stock	Stock	Capital	Stock	Deficit	Income (Loss)

Balance at December 31, 2004	$5,847,287	$4,402,234	$-	$30,382,797	$(1,388,760)	$(27,518,461)	$(30,523)

Treasury stock, 252,547 shares reissued as
employee bonuses	60,611			(191,936)	252,547

Purchase of 8,200 common shares	(6,314)				(6,314)

Preferred stock, 10,000 shares sold	1,000,000		1,000,000

Net income for the year	3,607,577					3,607,577

Dividends declared on common stock	(766,826)					(766,826)

Foreign currency translation	908						908

Balance at December 31, 2005	9,743,243	4,402,234	1,000,000	30,190,861	(1,142,527)	(24,677,710)	(29,615)

Stock options issued to directors and counsel	100,000			100,000

Stock options issued to employees	13,183			13,183

Treasury stock purchased, 92,525 common shares	(157,293)				(157,293)

Net income for the year	3,890,825					3,890,825

Dividends declared on common stock	(759,066)					(759,066)

Dividends declared on preferred stock	(103,563)					(103,563)

Foreign currency translation	(20,077)						(20,077)

Balance at December 31, 2006	$12,707,252	$4,402,234	$1,000,000	$30,304,044	$(1,299,820)	$(21,649,514)	$(49,692)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income for the period	$3,890,825	$3,607,577
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	801,605	499,334
Stock bonus and options expensed	113,183	60,611
Equity in loss of unconsolidated subsidiary	551,624	296,426
(Increase) decrease in
Accounts receivable	(2,424,522)	(44,101)
Receivable from affiliates	1,765,074	(1,861,873)
Inventories	606	(25,287)
Other current assets	(19,118)	(89,882)
Deposits	(135,800)	-
Increase (decrease) in
Accounts payable and accrued expenses	167,959	140,491
Income tax liability	2,083,000	43,000
Accrued payroll and related expenses	73,169	43,544
Accrued interest	136,326	111,892
Other liabilities and deferred credits	815,168	38,958
Net cash provided by operating activities	7,819,099	2,820,690

Cash flows from investing activities
Purchase of property and equipment	(626,976)	(284,737)
Sale of property and equipment, net	37,762	46,281
Purchase and development of real estate	(18,729,336)	(11,979,712)
Sale of real estate inventory	14,585,826	13,261,669
Investment in unconsolidated affiliate	(4,551,250)	-
Net cash provided (used) by investing activities	(9,283,974)	1,043,501

Cash flows from financing activities
Proceeds from debt to others	16,208,679	11,160,570
Repayments on debt to others	(13,228,759)	(12,467,530)
Cash dividends paid on stock	(864,570)	(382,187)
Purchase of common stock for treasury	(157,293)	(6,314)
Proceeds from sale of preferred stock	-	1,000,000
Net cash provided (used) by financing activities	1,958,057	(695,461)

Net increase in cash during period	493,182	3,168,730

Cash balance, beginning of period	4,944,004	1,775,274

Cash balance, end of period	$5,437,186	$4,944,004
Supplemental disclosure of cash flow information:
Cash paid for interest, including $100,000 and $72,682
paid to affiliates in 2006 and 2005, respectively	$668,609	$543,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

1. Organization and significant accounting policies

(I) Landmark Land Company, Inc. (the company)

Landmark Land Company, Inc. is a Delaware corporation that, prior to October, 1991, was in the business of real estate development and sales, including owning and operating (1) resort golf courses and tennis clubs, (2) a savings bank, (3) a mortgage banking company, (4) a life insurance company, and (5) other financial services companies. Substantially all of the company’s operations were owned and its businesses conducted, by subsidiaries of Oak Tree Savings Bank, S.S.B. (OTSB), Landmark’s savings bank subsidiary headquartered in New Orleans, Louisiana.

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

During 2000, the company was awarded a judgment against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. The further appeal period expired during the first quarter of 2002 without an appeal being filed and the company received the full amount of the judgment in March 2002. After settling various claims remaining from its previous operations, the company began to rebuild as discussed in the following paragraphs.

(II) Landmark of Spain, Inc.

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

The company was obligated to fund 1,000,000 € ($1,250,587 at time of funding) to the Spanish company during its first two years of operations. Through December 31, 2006, the company’s 50% share of the Spanish company’s operating losses totaled $1,493,488, resulting in negative equity of $242,901. At December 31, 2005, the company’s share of the Spanish company’s accumulated deficit was $46,422. The company’s 50% share of the deficit at each date has been deducted from its receivable from this unconsolidated affiliate in the December 31, 2006 and 2005 balance sheets. The assets and liabilities of the company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year.

Landmark Developments of Spain, SL reported the following condensed financial position and loss for the periods ended December 31, 2006 and 2005, translated into U.S. dollars.

	2006	2005

Assets	$904,325	$992,966
Liabilities	$1,390,128	$1,085,809
Stockholders’ equity (deficit)	$(485,803)	$(92,843)
Net loss	$(382,307)	$(387,458)

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

(III) DPMG, Inc.

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

(IV) South Padre Island Development, LLC

On October 1, 2004, the company’s wholly-owned subsidiary, DPMG, Inc. purchased all the limited partnership interest in South Padre Island Development, L.P., a Delaware limited partnership and all the outstanding stock of SPID, Inc., a Delaware corporation, its sole general partner (collectively, “South Padre”). South Padre is the owner of South Padre Island Golf Club and the related residential lot and housing development activities in the town of Laguna Vista, Texas. DPMG, Inc. had been managing the golf and real estate development activities at South Padre since 1995. Effective June 1, 2006, South Padre Island Development, L.P. was converted from a limited partnership to a limited liability company. Effective August 31, 2006, SPID, Inc., the former general partner of South Padre Island Development, L.P., was merged into DPMG, Inc. and DPMG, Inc. transferred its 100% member interest in South Padre Island Development, LLC to the company. SPIBS, LLC owns the liquor license for food and beverage operations at the golf club which it operates under a lease from South Padre.

(V) LML Caribbean, Ltd.

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

Caribbean accounts for its investment in Apes Hill on the equity method. Its $4,000,000 investment commitment to Apes Hill was funded in January 2006. Caribbean’s share of start-up costs expensed by Apes Hill in 2006 and 2005 was $375,222 and $79,402, respectively. Since the company’s investment was not funded until January 2006, the 2005 loss is included as a payable to affiliates in the December 31, 2005 balance sheet.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

LML Caribbean, Ltd.’s functional currency is the U.S. dollar. Apes Hill Development SRL’s functional currency is the Barbados dollar (“BD$”). Apes Hill reported the following condensed financial position and loss from start-up operations for the periods ended December 31, 2006 and 2005, translated into U.S. dollars.

	2006	2005

Assets	$35,241,722	$17,094,916
Liabilities	$24,605,484	$9,333,124
Stockholders’ equity	$10,636,238	$7,761,792
Net loss	$(1,125,556)	$(238,208)

(VI) Presidential Golf Club, LLC

Effective as of December 8, 2005, DPMG, Inc. and V.O.B. Limited Partnership, a Maryland limited partnership (“VOB”), formed Presidential Golf Club, LLC, a Maryland limited liability company (“Presidential”). Presidential will develop and operate an 18-hole championship golf course on approximately 350 acres of land in Upper Marlboro, Maryland.

DPMG owns 50% of Presidential and accounts for its investment on the equity method. Its initial investment of $296,250 was funded in January 2006; consequently, the investment is not reflected in the December 31, 2005 balance sheet. DPMG’s investment at December 31, 2006 totals $551,250. Presidential’s costs incurred in 2005 and 2006 were directly related to the golf course development and were capitalized as development in progress. Presidential reported the following condensed financial position at December 31, 2006 and 2005.

	2006	2005

Assets	$9,010,754	$2,400,211
Liabilities	$7,908,254	$2,103,961
Stockholders’ equity	$1,102,500	$296,250

(VII) Consolidated entities

The accompanying consolidated financial statements include the accounts of Landmark Land Company, Inc., Landmark of Spain, Inc., DPMG, Inc., South Padre Island Development, LLC, SPIBS, LLC, SPID, Inc. and LML Caribbean, Ltd., collectively referred to as “the companies”. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

(VIII) Accounting policies

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

Merchandise inventories: Golf merchandise inventory is carried at the lower of cost or market. Cost is determined by the weighted average cost method. Inventory at December 31, 2006 and 2005 totaled $95,541 and $96,147, respectively.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Accounts receivable and concentrations of credit risk: Accounts receivable are stated at the amount the companies expect to collect. The companies maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the companies’ customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the companies provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the companies have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2006 and 2005, no allowance was considered necessary.

Property and equipment: Property and equipment are recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	Shorter of estimated life or lease term
Furniture and fixtures	7-10 years
Machinery and equipment	3-8 years
Software	3 years

Depreciation expense totaled $114,203 and $86,618 for the years ended December 31, 2006 and 2005, respectively.

Real estate and golf management contract rights: The company, through its DPMG subsidiary, owns management, development and profit participation contract rights in various real estate and golf properties in the United States, Spain and the Caribbean. These contracts are for the management of various golf courses and real estate properties. At December 31, 2006 and 2005, these contracts were reflected on the company’s balance sheets as follows:

	2006	2005

Allocated acquisition cost	$4,765,587	$4,765,587
Impairment loss allowance	(922,083)	(922,083)
Accumulated amortization	(1,482,389)	(794,986)
Net book value	$2,361,115	$3,048,518

Amortization of golf management contracts is recognized on a straight-line basis over three years. Amortization of real estate development and management contracts is recorded on the gross revenue method over the expected life of each contract of six to eighteen years. Amortization expense for the year ended December 31, 2006 and 2005 was $687,402 and $412,716, respectively. The weighted average amortization period is 3.9 years. Estimated amortization for the next five years is as follows:

Year Ending December 31,	Amount

2007	$37,254
2008	317,769
2009	412,645
2010	485,767
2011	367,138

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

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

Real estate under development: Land costs include direct and indirect acquisition costs, off-site and on-site improvements and carrying charges for projects under active development. Interest and other carrying costs on projects not under development are charged to operations.

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

Marketing costs: The company’s policy is to expense marketing costs as incurred. Marketing expense included in the consolidated statement of operations for the years ended December 31, 2006 and 2005 was $487,150 and $339,479, respectively.

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

Earnings per share: Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006. The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Year Ended December 31
	2006	2005

Net income	$3,890,825	$3,607,577
Less: Preferred dividends	103,563	-
Net income available to common stockholders	3,787,262	3,607,577
Weighted average common shares outstanding	7,649,915	7,555,707
Incremental shares from assumed exercise of dilutive options	5,162	-
Diluted weighted average common shares outstanding	7,655,077	7,555,707
Basic income per common share	$.50	$.48
Diluted income per common share	$.49	$.48

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

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

During 2004, the company recorded an estimated impairment loss of $922,083 to reduce the carrying amount of a management contract with Gyrodyne Company of America, Inc. (“Gyrodyne”) for property on Long Island, New York. The company’s contract provided for the planning, obtaining regulatory approvals and subsequent development of approximately 320 acres of industrial land on Long Island. Development approvals for the property were delayed because of the threatened condemnation of a portion of the property for expansion of a local university campus and ultimate approval appeared doubtful.

The State University of New York at Stony Brook subsequently took title to approximately 245 acres of the subject property on November 2, 2005 for a purchase price of $26.3 million, generating a profit to Gyrodyne of approximately $20.7 million. Gyrodyne has accepted the $26.3 million as an advance payment on the sale and will pursue additional compensation in the New York State Court of Claims. The company’s management contract provided for an incentive fee equal to ten percent (10%) of net income from the project (or other sale or use of the property) as additional compensation for its services under the contract. Although Gyrodyne initially notified the company that it did not believe the incentive fee applied to the condemnation award, in February 2007, the company and Gyrodyne entered a new consulting agreement whereby Gyrodyne agreed to compensate DPMG for past services, the old management agreement was terminated, and DPMG agreed to provide consulting services to Gyrodyne in connection with its eminent domain litigation with the State University of New York at Stony Brook. The details of the new agreement were discussed in the company’s Form 8-K which was filed on February 16, 2007.

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

Warranty accruals: The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds. The accompanying financial statements include a provision for warranty expense calculated as .5% of gross house sales. The summary of the warranty accruals for 2006 and 2005 follows:

	2006	2005

Warranty accrual balance January 1	$82,260	$56,556
Provision for warranty	84,968	65,716
Payments	(20,593)	(40,012)
Warranty accrual balance December 31	$146,635	$82,260

Customer deposits: As part of the company’s homebuilding operations, homebuyers are required to pay an upfront deposit with the company when a home purchase contract is executed. The company records this deposit as a liability until such time as the contract actually closes and title passes to the purchasers. As of December 31, 2006 and 2005, the company had customer deposits totaling $1,360,640 and $640,227, respectively, that are included in other liabilities and deferred credits on the accompanying balance sheets.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Out of pocket expenses: The company’s management, construction and development agreements require customers to pay a management fee plus reimbursement for the out of pocket expenses incurred on behalf of the customer. Consistent with EITF Topic 01-14, “Income Statement Characterization of Reimbursements Received For Out of Pocket Expenses Incurred”, the company recognizes this reimbursement as a separate component of revenue and operating expenses on the Consolidated Statement of Operations.

Reclassifications: Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation. These reclassifications had no impact on previously reported net income.

2. Property and equipment

At December 31, 2006 and 2005, property and equipment consist of the following:

	2006	2005

Golf course improvements	$273,536	$273,536
Buildings	526,828	160,000
Automobiles	10,095	6,100
Furniture, machinery and equipment	658,403	453,700
	1,468,862	893,336
Less: Accumulated depreciation	(202,216)	(101,702)

Total property and equipment	$1,266,646	$791,634

The increase in buildings and equipment reflect the construction and equipping of a restaurant addition to the golf clubhouse at South Padre. The restaurant opened in December 2006.

Property and equipment is carried at cost, less accumulated depreciation.

3. Real estate held for sale

The company, through subsidiaries, owns the following interests in real estate held for sale at December 31, 2006 and 2005:

	2006	2005

Laguna Vista, TX - developed single family lots	$425,882	$690,388
Laguna Vista, TX - completed homes, including models	366,500	787,865
Total real estate held for sale	$792,382	$1,478,253

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

4. Real estate held for or under development

At December 31, 2006 and 2005, the company, through its subsidiaries, owns real estate held for or under development in Texas and Hawaii as follows:

	2006	2005

Laguna Vista, TX - developed lots for future home construction	$942,623	$1,749,191
Laguna Vista, TX - home construction costs in progress	5,968,296	2,707,989
Laguna Vista, TX - lot development costs in progress	3,001,796	839,544
Laguna Vista, TX - vacant land	477,356	279,220
Total real estate held for or under development at South Padre	10,390,071	5,575,944

Hana, HI - 45% interest in approximately 128 acres	1,276,244	1,260,990

Total real estate held for or under development	$11,666,315	$6,836,934

Real estate held for or under development is valued at the lower of cost or net realizable value.

The company capitalizes interest costs related to land development activities as the land is prepared for its intended use. Capitalization ceases when the development is substantially complete. Interest on debt associated with operations and equipment is expensed as incurred. See Notes 9 and 10 for debt details and amounts of interest capitalized to real estate or expensed to operations.

5. Stockholders’ equity

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

In October 2005, the company purchased 8,200 common shares at $.77 per share. The $6,314 purchase price was charged to the treasury stock account.

In November 2006, the company purchased 92,525 common shares at $1.70 per share. The $157,293 purchase price was charged to the treasury stock account.

On August 15, 2005, the Board of Directors declared a dividend of $.10 per share on the company’s common stock, payable in four quarterly installments of $.025 per share, to shareholders of record at the close of business on August 25 and November 25, 2005 and February 25 and May 25, 2006. On August 26, 2006, the Board of Directors declared a dividend of $.10 per share on the company’s common stock payable in quarterly installments of $.025 per share to shareholders of record at the close of business on September 8, 2006, November 30, 2006, February 28, 2007 and May 31, 2007, respectively. The installments of dividend payments have been paid or will be payable on the first business day that is ten days after each record date.

On May 1, June 2 and November 18, 2006, the company granted stock purchase options to its outside directors, legal counsel and certain employees as discussed in Note 6 Stock Option Plans. The Company is accounting for the options using the fair value method. Using the Black Scholes Merton model, the directors’ options were valued at $.50 per share and, since the options are immediately exercisable, the total value of $100,000 was charged to expense and credited to paid-in capital. The employee options granted on June 2, 2006, were valued at $.60 per share and the employee options granted on November 18, 2006, were valued at $.43 per share. Since the employee options vest at the end of five years, the estimated value is being expensed over the five year vesting period. The December 31, 2006 financial statements include expense for the employee options in the amount of $13,183, with the same amount credited to paid-in capital.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

In December 2005, the company sold 10,000 shares of Series C preferred stock, $.50 par value, $100 liquidation value with a $10 cumulative annual dividend per share for $1,000,000 cash. The entire proceeds were credited to the preferred stock account.

6. Stock option plans

On December 31, 2006, the company had two share-based compensation plans, which are described below. The compensation cost related to options granted, based on the grant date fair value, was estimated in accordance with the provisions of SFAS No. 123R and has been charged against income for the twelve-months ended December 31, 2006 in the total amount of $113,183. The total deferred income tax benefit related to these share-based compensation arrangements was approximately $39,000. No options were granted under the plans prior to the second quarter of 2006.

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

Assumption	2006

Expected volatility	43%
Expected term (in years)	2.5
Risk free rate	4.87%
Expected dividends	4.00%

A summary of option activity under the agreements as of December 31, 2006, and changes during the twelve months then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	-	-
Granted	200,000	2.00
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2006	200,000	2.00	4.3 years	$10,000
Exercisable at December 31, 2006	200,000	2.00	4.3 years	$10,000

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

During the twelve months ended December 31, 2006, the company recognized a total of $100,000 as directors’ fees and legal cost related to these agreements. There was no related unrecognized cost as of December 31, 2006.

Incentive stock option plan

The company’s Incentive Stock Option Plan (“Plan”) was adopted by the Board of Directors on April 29, 2006, and approved by shareholders on November 18, 2006. The plan permits the grant of stock options for up to 766,000 shares of common stock to company employees. Option awards are generally granted with an exercise price not less than the fair market value, as determined by the Board of Directors pursuant to the Plan, of the company’s stock at the time of grant. Generally, options must be granted within ten years of the plan adoption date with vesting five years from date of grant and exercise within five years from date of vesting.

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

Assumption	2006

Expected volatility	43%- 44%
Expected term (in years)	7.5
Expected forfeiture	5% - 10%
Risk free rate	4.66% - 5.01%
Expected dividends	4% - 6%

A summary of option activity under the Plan as of December 31, 2006, and changes during the twelve months ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	-	-
Granted	248,500	1.70
Exercised	-	-
Forfeited or expired	(1,000)	1.74
Outstanding at December 31, 2006	247,500	1.70	9.5 years	$85,475
Exercisable at December 31, 2006	-	-	-	-

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

A summary of the status of the company’s non-vested options as of December 31, 2006, and changes during the twelve months ended December 31, 2006, is presented below:

		Weighted-Average Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at January 1, 2006	-	-
Granted	248,500	$0.56
Vested	-	-
Forfeited	(1,000)	$0.60
Non-vested at December 31, 2006	247,500	$0.56

As of December 31, 2006, there was $117,267 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining 4.6 years vesting period for outstanding grants under the Plan.

7. Leasing activities

Real estate: The company’s subsidiary, DPMG, Inc. leases office and storage space in Upper Marlboro, Maryland on a month-to-month basis and, in 2006, an apartment in New York state, also on a month-to-month basis. Rent expense related to these leases is included in general and administrative expenses in the amounts of $27,975 in 2006 and $18,000 in 2005. The company’s subsidiary, South Padre, leases office space in Laguna Vista, Texas, and for several months in 2006, model homes in the development - on a month-to-month basis. At December 31, 2006, South Padre was only obligated for office rental payments of $1,400 each month which will terminate in late 2007 when South Padre completes construction of its own office building. Rent expense of $28,040 and $6,000 is included in real estate operating expenses in 2006 and 2005, respectively.

Equipment: The company’s subsidiary, South Padre, was obligated under operating leases for use of golf cars, golf maintenance equipment and construction equipment on the property, some of which expired in 2005. The remaining leases require payments of $4,926 per month through November 2009 for the golf cars and $330 per month through January 2007 for golf maintenance equipment. On a month-to-month basis, South Padre also leases a mobile construction office for $253 per month and a construction storage bin for $164 per month. Finally, South Padre leases global positioning equipment installed on the golf cars. Lease charges are based on a per-round usage fee, billed monthly. The consolidated statement of operations for 2006 and 2005 includes lease expense on these obligations and other miscellaneous equipment rentals in the total amount of $107,862 and $125,442, respectively. Minimum annual payments due under these leases in the future are as follows:

Year Ending
December 31,	Amount

2007	$59,442
2008	59,112
2009	54,186
Total	$172,740

8. Management agreements with unconsolidated affiliates

Landmark of Spain, Inc. has a consulting agreement with Landmark Developments of Spain, S.L. Fees earned under this agreement totaled $392,613 in 2006 and $1,169,842 in 2005. The 2005 fees included construction supervision fees on the golf course at Arcos Gardens in Andalucia. Fees and reimbursable expenses were due to the company under this agreement in the amounts of $590,020 (before deducting negative investment balance of $242,901) and $474,937 (before deducting the negative investment balance of $46,422) at December 31, 2006 and 2005, respectively.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

In December 2005, DPMG entered into management agreements with Presidential Golf Club, LLC to provide golf course design, construction supervision and golf operations management for the 18-hole championship golf course to be built near Upper Marlboro, Maryland. Fees earned under the contract totaled $402,581 and $636,559 in 2006 and 2005, respectively. The company owns 50% of Presidential Golf Club, LLC as discussed in Note 1.

Also in December 2005, DPMG entered into management agreements with Apes Hill Development SRL to provide business plans, golf course design, project management, construction management, marketing and operations management for its proposed 470 acre development in Barbados. Fees earned under the contract totaled $1,139,969 and $851,252 in 2006 and 2005, respectively. The company owns 33.3% of Apes Hill Development SRL as discussed in Note 1.

In September 2005, DPMG, Inc. entered into an agreement with Newco XXV, Inc. (“Newco”), an entity affiliated with Gerald G. Barton, the company’s chairman, whereby DPMG, Inc. agreed to provide consulting services to Newco relating to the planning, design and development of certain real property owned by Newco. The agreement provides that these services are to be provided at the same rates quoted by DPMG, Inc. to non-affiliated third party entities. Fees earned under this contract totaled $13,345 and $2,921 in 2006 and 2005, respectively.

A summary of receivables due from unconsolidated affiliates under these contracts at December 31, 2006 and 2005 follows:

	2006	2005

Landmark Developments of Spain, S.L.	$347,119	$428,515
Presidential Golf Club, LLC	66,548	636,559
Apes Hill Development SRL:	231,200	1,541,603
Newco XXV, Inc.	256	-
	$645,123	$2,606,677

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

9. Notes and advances payable to affiliates

The companies have the following notes and advances payable to various affiliates as of December 31, 2006 and 2005:

	2006	2005
Advances payable to Newco, an affiliate of the chairman and major stockholder of the company, bearing interest at 15%, payable on demand. Accrued interest on these advances totaled $357,716 and $407,676 at December 31, 2006 and 2005, respectively.	$333,599	$333,599

Advances payable to Newco, an affiliate of the chairman and major stockholder of the company, bearing interest at 12%, payable on demand. Accrued interest on these advances totaled $296,344 and $229,327 at December 31, 2006 and 2005, respectively.	558,475	558,475

Notes payable to a stockholder of the company, bearing interest at the prime rate plus 1%, due on demand. Accrued interest on these notes totaled $117,080 and $82,542 at December 31, 2006 and 2005, respectively. Interest is due and payable annually as it accrues.	300,000	300,000

The company’s share of Apes Hill Development SRL operating losses in 2005, funded by capital investment in January 2006.	-	79,402

Total notes and advances payable to affiliates	1,192,074	1,271,476

Less portion due in one year	(1,192,074)	(1,271,476)

Long-term notes and advances payable to affiliates	$-	$-

The company’s consolidated statement of operations includes interest expense on these notes and advances in the amount of $151,595 and $143,419 in 2006 and 2005, respectively. See Note 10 for interest on debt to unaffiliated third parties. At December 31, 2006 and 2005, all liabilities to affiliates are payable on demand.

10. Notes payable to others

Real estate development and construction loans: At December 31, 2006 and 2005, land development and construction loans are payable to International Bank of Commerce and Texas State Bank in the total amount of $8,637,274 and $4,888,446, respectively. The loans are secured by deeds of trust on land and improvements at South Padre with an additional guaranty by the company. Loans outstanding at December 31, 2006 bear interest at prime plus 1% with the rate on three of the loans capped at 8% or 8.25%. The loans require principal payments as lots and houses are settled and mature on various dates from October 2007 to March 2008.

Equipment loans: At December 31, 2006 and 2005, lease-purchase obligations on equipment at South Padre are payable to Citicapital in the principal amount of $69,361 and $147,591, respectively. Financing rate is 7.7% with monthly payments extending to December 2007. The loans are secured by liens on the operating equipment.

Operating capital note: In 2002, DPMG executed a $600,000 note payable to a third party to fund its operating needs. The unsecured note is due on demand and bears interest at the prime rate plus 2% (10.25% at December 31, 2006). The note has an outstanding principal balance of $600,000 plus accrued interest of $212,926 and $137,243 at December 31, 2006 and 2005, respectively.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Purchase note: On October 1, 2004, the company’s subsidiary, DPMG, Inc., executed a note in partial payment for the purchase of the South Padre project in the original amount of $1,350,000, 8% interest, secured by a first deed of trust on the South Padre Island golf course and certain real estate parcels. In October 2005, the company refinanced the remaining principal and interest due on this loan under the company’s line of credit with International Bank of Commerce in Brownsville, Texas with the interest rate at prime plus 1%. The note had an outstanding principal balance of $690,678 plus accrued interest of $1,775 at December 31, 2005 and was repaid in April 2006.

A summary of notes payable to others with principal balances outstanding at December 31, 2006 and 2005 follows:

			Remaining	Principal Outstanding
	Interest		Funds	December 31,
Lender	Rate	Maturity	Available	2006	2005

Real Estate Development Loans
Int’l Bank of Commerce	Prime +1%	10/18/2007-01/24/2008	$3,269,507	$6,793,411	$2,545,384
Int’l Bank of Commerce	Prime +2%			-	279,828
Texas State Bank	8.0-8.25%	03/01/2008	147,986	1,843,863	2,063,234
Subtotal - real estate development loans			$3,417,493	8,637,274	4,888,446

Equipment Loans
Citicapital	7.7%	04/01/2007-12/1/2007		69,361	143,077
Others	8.45%			-	4,514
Subtotal - equipment loans				69,361	147,591

Operating Capital Note
GRG, Inc.	Prime + 2%	Demand		600,000	600,000

Purchase Note
Int’l Bank of Commerce	8.25%			-	690,678

Total notes payable to others				9,306,635	6,326,715

Less portion due in one year				(669,361)	(2,868,854)

Long term notes payable to others				$8,637,274	$3,457,861

Interest on these notes and advances for the years ended December 31, 2006 and 2005 totaled $653,340 and $511,643, respectively. Interest capitalized to real estate development totaled $457,449 in 2006 and $213,624 in 2005; $195,891 and $298,019 was expensed to operations in 2006 and 2005, respectively. See Note 9 for interest on affiliate debt.

The prime rate was 8.25% at December 31, 2006 and 7.25% at December 31, 2005. The carrying amount of the loans reasonably approximates the fair value as their terms are similar to what is currently available from lenders.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Future minimum principal payments due under the loans are as follows:

Year Ending December 31,	Amount

2007	$669,361
2008	8,637,274
Total	$9,306,635

11. Retirement plan

The company sponsors a 401(k) defined contribution plan covering all eligible employees effective July 1, 2001. Employees may elect to contribute to the plan on a pre-tax basis, within certain percentage limitations. Effective January 2006, the plan was amended to include the South Padre employees and to provide for the company to match 100% of employee elective contributions up to 3% of employee wages plus 50% of employee elective contributions between 3% and 5%. Company contributions to the plan totaled $144,815 in 2006 and $74,324 in 2005.

12. Commitments and contingencies

Litigation: The company and its subsidiaries have been named as defendant in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the company.

Backlog: At December 31, 2006, South Padre had 80 non-contingent contracts for lots and houses under construction with a total sales value of approximately $13,347,000. At December 31, 2005, there were 36 contracts with a total sales value of approximately $5,458,000.

Land purchase option: South Padre entered into a rolling purchase option agreement dated April 1, 1995, which grants a series of options to purchase all or part of approximately 1,050 acres of land in Laguna Vista, Texas. South Padre purchased approximately 206 acres under the agreement prior to the company’s acquisition of South Padre in October 2004. The option agreement was amended December 13, 2004 and now requires South Padre to purchase a minimum of twenty-five acres each calendar year in 2005 - 2007 to maintain its purchase option rights under the agreement. The agreement expires December 31, 2007 unless extended by mutual agreement. Purchase price is $12,000 per acre through December 31, 2005, escalating on January 1 of each subsequent year by the same percentage as the Consumer Price Index increased during the preceding year. Purchase price during 2006 was $12,408 per acre and will be $12,877 per acre in 2007. The company purchased approximately 82 acres and 46 acres in 2006 and 2005, respectively, under the amended agreement.

Airplane: On November 22, 2006, the company entered into an agreement to buy a 1988 Astra Jet for $3,900,000, subject to a detailed inspection of the plane by an authorized Astra service center. In 2006, the company deposited a total of $135,800 with the title escrow agent and the inspection facility, which amount is included in “ Deposits” on the company’s balance sheet at December 31, 2006. The company accepted delivery of the airplane on January 11, 2007. Key Equipment Finance Inc. financed the $3,900,000 purchase price with a 7-year balloon loan (approximate 15-year amortization rate) at an interest rate equal to one month Libor plus 1.61%, floating monthly. Initial interest rate is 6.86% and the monthly payment is $34,998.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

13. Income taxes

A reconciliation of the expense for income taxes calculated at statutory rates to the actual expense recognized in the financial statements for the years ended December 31, 2006 and 2005, is as follows:

	2006	2005

Federal income tax at statutory rate, net of state benefit	$1,993,000	$1,249,000
State income tax, at effective rate	165,181	215,000
Change in valuation allowance	(32,000)	(1,421,000)
Income tax (provision)	$2,126,181	$43,000

In its federal and state income tax returns for the year ended December 31, 2002, the company reported an ordinary loss of approximately $153,870,000 resulting from the OTS seizure of the company’s savings bank subsidiary, as discussed in Note 1. The deferred federal tax benefit of this loss, in the approximate amount of $52,316,000 did not meet the standard for GAAP recognition as a deferred tax asset under the FASB’s proposed interpretation of FASB Statement No. 109, Accounting for Income Taxes and, accordingly, is not reflected in the company’s 2006 or 2005 balance sheets. In its 2006 federal income tax return, the company is using approximately $6,962,000 of this net operating loss carryover to offset 2006 taxable income. The FASB proposed interpretation required that the company provide for income taxes on the 2006 taxable income without recognizing the tax benefit provided by this net operating loss carryover. Accordingly, the 2006 tax provision in the amount of $2,126,181 reflects changes in other deferred tax assets and liabilities, but no benefit for the use of this net operating loss carryover. The tax liability reported on the December 31, 2006 balance sheet includes $2,367,000 more than the liability shown on the 2006 federal income tax return, representing the approximate amount of benefit resulting from use of a portion of this net operating loss.

Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in July 2006 and interprets FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

The new interpretation becomes effective for the company January 1, 2007 and, consequently, does not affect the company’s December 31, 2006 financial statements. However, the cumulative effect of applying the new requirements must be reflected as adjustments to the company’s retained earnings as shown on the opening balance sheet for the calendar year 2007. The company is analyzing its material tax positions and assessing the impact that the implementation of FIN 48 will have on its future financial statements. One significant tax position relates to certain net operating loss carryovers (NOL). Since the company‘s tax position on the NOL meets the “more-likely-than-not” standard for recognition, an adjustment to equity will be required effective January 1, 2007. Such adjustment will reflect the NOL benefit claimed in the 2006 tax return (approximately $2,367,000) as well as an estimate of NOL benefits to be realized in future periods. Realization of the NOL tax benefit in future periods depends on the company’s ability to generate taxable income during the carry over period.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The components of the deferred income tax asset (liability) at December 31, 2006 and 2005, are as follows:

	2006	2005

Net operating loss carryforward	$265,000	$489,000
Basis difference in foreign operation	684,000	521,000
Basis difference in other South Padre assets	92,000	197,000
Acquisition costs capitalized for tax	43,000	46,000
Management fees capitalized for tax	43,000	99,000
Warranty reserve	50,000	32,000
Accrued vacation	74,000	58,000
Depreciation	6,000	8,000
Accrued interest	178,000	172,000
Director stock options	36,000	-
Gross deferred tax asset	1,471,000	1,622,000
Valuation allowance	-	(32,000)
Net deferred tax asset	1,471,000	1,590,000
Basis difference in contract rights	(850,000)	(1,339,000)
Basis difference in other real estate assets	(450,000)	(483,000)
Basis difference in South Padre golf improvements	(25,000)	(28,000)
Total net deferred income tax asset (liability)	146,000	(260,000)
Less deferred tax asset, current	93,000	103,000
Deferred tax asset (liability), non-current	$53,000	$(363,000)

At December 31, 2006, the company has the following net operating loss carryovers to reduce future federal and state taxable income:

Expiring Year Ending December 31,	Amount

2018	$1,640
2019	1,310
2020	10,297
2021	171,363
2022	25,662
2023	14,693
2024	511,239
Total	$736,204

Future tax benefits from the net operating losses above may be subject to IRS limitation as to timing and amount, based on the amount and character of the loss carryovers, the expiration of the loss carryover periods, and the availability of carryover benefits as a result of ownership changes.

The company will provide income taxes for undistributed earnings of its foreign equity investees that are not considered permanently reinvested in these operations.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

14. Geographical information

Operations in geographical areas are summarized below for the years ended December 31, 2006 and 2005:

	2006	2005

Total revenue
United States	$27,889,119	$22,498,157
Caribbean	2,136,590	1,025,883
Spain	637,059	1,640,028
	$30,662,768	$25,164,068
Long-lived assets
United States	$16,653,455	$12,029,133
Caribbean	3,545,376	-
Spain	37,254	126,206
	$20,236,085	$12,155,339

15. Segment Information

The company’s operations are comprised of four segments - real estate, golf, management services and corporate investments and administration. The following table summarizes 2006 and 2005 operations by segment:

	2006
	Real Estate	Golf	Management	Corporate

Revenue	$22,187,252	$1,758,736	$6,716,780	$-
Costs of revenue	(15,581,178)	(1,780,188)	(4,717,047)	-
Depreciation and amortization	(15,600)	(67,466)	(518,539)	-
Operating income (loss)	6,590,474	(88,918)	1,281,194	-
General and administrative	-	-	-	(1,042,500)
Other income (expenses)	-	-	-	(723,244)
Federal & state income taxes	(2,328,823)	31,420	(452,725)	623,947
Net income (loss)	$4,261,651	$(57,498)	$828,469	$(1,141,797)

Long-lived assets	$11,227,818	$1,117,713	$4,292,177	$3,598,377
Other assets	1,296,574	312,303	3,151,807	4,698,010
Total assets	$12,524,392	$1,430,016	$7,443,984	$8,296,387

	2005
Real Estate		Golf	Management	Corporate

Revenue	$18,927,693	$1,580,951	$4,480,793	$-
Costs of revenue	(14,309,620)	(1,615,543)	(3,485,203	-
Depreciation and amortization	(15,308)	(60,813)	(423,213)	-
Operating income (loss)	4,602,765	(95,405)	572,377	-
General and administrative	-	-	-	(712,690)
Other (expenses)	-	-	-	(716,470)
Net income (loss)	$4,602,765	$(95,405)	$572,377	$(1,429,160)

Long-lived assets	$8,379,290	$612,280	$3,163,769	$-
Other assets	969,132	257,361	2,897,338	4,131,401
Total Assets	$9,348,422	$869,641	$6,061,107	$4,131,401

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

16. Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operation. The company does not have any such plans.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operation.

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The new interpretation becomes effective for the company January 1, 2007, as discussed in Note 13.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements - an Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK LAND COMPANY, INC.

/s/ Gerald G. Barton
Gerald G. Barton
Chief Executive Officer
March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald G. Barton	Chairman of the Board of Directors
Gerald G. Barton	Chief Executive Officer	March 30, 2007

/s/ Joe V. Olree	Senior Vice President/Chief Financial Officer	March 30, 2007
Joe V. Olree

/s/ William W. Vaughan, II	President/Assistant Secretary/Director	March 30, 2007
William W. Vaughan, III

/s/ Jim L. Awtrey	Director	March 30, 2007
Jim L. Awtrey

/s/ Bernard G. Ille	Director	March 30, 2007
Bernard G. Ille

/s/ David A. Sislen	Director	March 30, 2007
David A. Sislen

/s/ Robert W. White	Director	March 30, 2007
Robert W. White

LANDMARK LAND COMPANY, INC.

FORM 10-KSB

EXHIBIT INDEX

Exhibit
Number

31.1	Section 302 Certification of Gerald G. Barton

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton

32.2	Section 906 Certification of Joe V. Olree