Form 10-Q
period 2007-03-31
LANDMARK LAND CO INC/DE
filed 2007-05-11
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________
Commission file number __________________________

LANDMARK LAND COMPANY, INC. (Exact Name of Registrant as specified in its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0024129 (I.R.S. Employer Identification No.)
2817 Crain Highway, Upper Marlboro, Maryland (Address of Principal Executive Offices)	20774 (Zip Code)
Registrant's Telephone Number, Including Area Code: (301) 574-3330
______________________________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes [√] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of May 10, 2007 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2007

IMPORTANT ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. We caution readers of this report that these statements involve a number of known and unknown risks that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report as well as those set forth in other periodic reports and filings that we make with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION .

Item 1. Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$7,451,622	$5,437,186
Accounts receivable	293,554	2,790,318
Receivable from affiliates	839,429	645,123
Inventories	112,331	95,541
Other current assets	338,781	261,726
Deferred tax asset	1,102,000	93,000
Total current assets	10,137,717	9,322,894

Real estate and golf management contract rights acquired	3,285,587	3,843,504
Less accumulated amortization	(924,472)	(1,482,389)
Total real estate and golf management contract rights
acquired, net	2,361,115	2,361,115

Real Estate
Real estate held for sale	834,351	792,382
Real estate held for or under development	11,998,790	11,666,315
Total real estate	12,833,141	12,458,697

Property and equipment, net of accumulated depreciation
of $279,439 and $202,216 in 2007 and 2006, respectively	5,404,654	267,460

Other assets
Investment in unconsolidated affiliates	4,048,938	4,096,627
Deposits	-	135,800
Deferred tax assets, non-current	3,434,000	53,000
Total other assets	7,482,938	4,285,427

Total assets	$38,219,565	$29,694,779

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
Liabilities and Stockholders' Equity
Current liabilities
Current portion of notes payable to others	$9,975,893	$669,361
Current portion of liabilities to affiliates	1,192,074	1,192,074
Accounts payable and accrued expenses	636,149	714,039
Accrued payroll and related expenses	299,794	269,763
Accrued interest due affiliates	769,013	771,140
Accrued interest due others	257,716	239,776
Dividends payable	194,182	382,698
Other liabilities and deferred credits	1,454,182	1,579,402
Current income taxes	16,763	2,532,000
Total current liabilities	14,795,766	8,350,253

Long term liabilities
Notes payable to others	3,714,563	8,637,274

Total liabilities	18,510,329	16,987,527

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 10,000 shares issued and outstanding,
stated at liquidation value	1,000,000	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,310,566	30,304,044
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(14,649,169)	(21,649,514)
Accumulated other comprehensive loss	(54,575)	(49,692)
Total stockholders' equity	19,709,236	12,707,252

Total liabilities and stockholders' equity	$38,219,565	$29,694,779

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations
Three Months ended March 31, 2007 and 2006
(Unaudited)
	2007	2006
Revenues
Real estate sales	$5,915,051	$6,107,777
Golf course revenue	413,715	437,979
Golf merchandise sales	64,292	76,401
Food and Beverage sales revenue	93,950	41,874
Management and consulting revenue	487,674	892,662
Reimbursement of out-of-pocket expenses	339,710	284,029
Total	7,314,392	7,840,722

Costs of revenues
Cost of real estate sold	3,862,693	4,057,675
Real estate operating expenses	485,123	343,493
Cost of golf merchandise sold	40,105	46,812
Cost of food and beverage sold	40,144	18,006
Golf operating expenses	433,472	349,595
Out-of-pocket expenses	339,710	284,029
Management and consulting payroll and related expenses	964,763	735,107
Depreciation and amortization	77,223	103,319
Total	6,243,233	5,938,036

Operating income	1,071,159	1,902,686

General, administrative and other expenses	(638,351)	(183,664)

Other income (expenses)
Equity in loss of unconsolidated affiliates	(60,285)	(184,855)
Interest income	57,675	25,198
Interest expense	(138,693)	(98,331)
Total other (expenses)	(141,303)	(257,988)

Net income before income taxes	291,505	1,461,034

Federal and state income taxes	(133,160)	(476,181)

Net income	$158,345	$984,853

Basic income per common share	$0.02	$0.13

Diluted income per common share	$0.02	$0.13

Basic weighted average shares outstanding	7,567,530	7,660,055

Diluted weighted average shares outstanding	7,729,505	7,660,055

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Net income	$158,345	$984,853

Other comprehensive income (loss)
Foreign currency translation adjustments	(4,883)	(3,298)

Comprehensive income	$153,462	$981,555

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income for the period	$158,345	$984,853
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	77,223	103,319
Stock bonus and options expensed	6,522	-
Equity in loss of unconsolidated subsidiary	60,285	184,855
(Increase) decrease in
Accounts receivable	2,496,764	(55,767)
Receivable from affiliates	(148,036)	1,350,137
Inventories	(16,790)	(4,902)
Other current assets	(77,055)	67,876
Deposits	135,800	-
Increase (decrease) in
Accounts payable and accrued expenses	(77,890)	(178,420)
Accrued payroll and related expenses	30,031	39,870
Accrued interest	15,813	11,222
Income tax liability	(38,237)	384,000
Other liabilities and deferred credits	(125,220)	349,890

Net cash provided by operating activities	2,497,555	3,236,933

Cash flows from investing activities
Purchase of property and equipment	(4,128,414)	(38,328)
Purchase and development of real estate	(4,428,009)	(4,190,021)
Sale of real estate inventory	3,966,747	4,140,978
Investment in unconsolidated affiliate	(63,746)	(4,360,000)

Net cash (used) by investing activities	(4,653,422)	(4,447,371)

Cash flows from financing activities
Proceeds from debt to others	8,331,054	3,666,799
Repayments on debt to others	(3,947,235)	(2,918,060)
Cash dividends paid on common stock	(188,516)	(190,830)
Cash dividends paid on preferred stock	(25,000)	(28,562)

Net cash provided by financing activities	4,170,303	529,347

Net increase in cash during period	2,014,436	(681,091)

Cash balance, beginning of period	5,437,186	4,944,004

Cash balance, end of period	$7,451,622	$4,262,913

Supplemental disclosure of cash flow information:
Cash paid for interest, including $100,000 and $72,682
paid to affiliates in 2007 and 2006, respectively	$668,609	$214,512

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. Except for the adoption of FIN 48 as discussed in Note 6, there have been no significant changes to accounting policies or critical estimates during the first quarter of 2007.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., South Padre Island Development, L.P., and SPIBS, LLC. The two entities related to the South Padre project, South Padre Island Development, L.P. and SPIBS, LLC, are sometimes collectively referred to as “South Padre”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L. Landmark of Spain, Inc. accounts for its investment on the equity basis. Landmark Developments of Spain, S.L. reported the following results for the periods shown below:

	Three Months Ended March 31,
	2007	2006
Revenue	$513,103	$501,120
Gross profit (loss)	$102,306	$(199,147)
Profit (loss) from continuing operations	$102,306	$(199,147)
Net income (loss)	$102,306	$(199,147)

The company has a receivable from this affiliate of $596,610 as of March 31, 2006. In addition, the company has recorded cumulative losses from this investment of $196,632 in excess of its capital investment of $1,250,587. This excess loss is reported as a reduction to the company's loan receivable from the affiliate.

LML Caribbean, LTD owns one third interest in Apes Hill Development SRL and accounts for its investment on the equity basis. Apes Hill began development and marketing of a golf-oriented real estate project in Barbados in the fourth quarter of 2005. While most costs are being capitalized in the Barbados subsidiary, certain start-up and marketing costs are expensed as incurred. Apes Hill reported the following results for the first quarter of 2007:

	Three Months Ended March 31,
	2007	2006
Revenue	-	-
Gross (loss)	$(334,314)	$(255,843)
(Loss) from continuing operations	$(334,314)	$(255,843)
Net (loss)	$(334,314)	$(255,843)

The company has a receivable from Apes Hill in the amount of $409,445 at March 31, 2007 representing unpaid management fees and out-of-pocket expenses. The amount is reported in the balance sheet as Receivable from affiliates.

DPMG Inc. owns a 50% interest in Presidential Golf Club, LLC and accounts for its investment on the equity basis. Presidential is constructing a golf course in Maryland and all costs incurred to date have been capitalized. The company has a $30,000 receivable from Presidential at March 31, 2007, included in the balance sheet as Receivable from affiliates.

2. Earnings Per Share

Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006. The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended March 31,
	2007	2006

Net income	$158,345	$984,853
Less: Preferred dividends	25,000	28,562
Net income available to common stockholders	133,345	956,291
Weighted average common shares outstanding	7,567,530	7,660,055
Incremental shares from assumed exercise of dilutive options	161,975	-
Diluted weighted average common shares outstanding	7,729,505	7,660,055
Basic income per common share	$.02	$.13
Diluted income per common share	$.02	$.13

On April 29, 2006 the board of directors adopted an incentive stock option plan subject to shareholder approval, which approval was subsequently granted on November 18, 2006. The plan reserves 766,000 shares of the company’s common stock to be available for option grants to employees. Generally, options must be granted within 10 years of the plan adoption date with vesting 5 years from date of grant and exercise within 5 years from date of vesting.

During the second quarter of 2006, the company granted stock options to employees and directors as reported in the company’s Form 10KSB for the year ended December 31, 2006. The dilutive effect of the employee stock options and directors’ options is reported at March 31 using the treasury stock method (i.e., the assumed proceeds received from exercise of the options are assumed to be used to purchase treasury shares at the average market price for the period).

3. Stock Option Plans

During the second and fourth quarters of 2006 the company granted stock options to employees and directors as reported in the company’s Form 10KSB for the year ended December 31, 2006. Directors and legal counsel options were immediately vested and may be exercised for a period of five years from date of grant. Employee options are vested five years from date of grant and may be exercised for a period of five years from date of vesting.

A summary of options issued under the agreements with directors and legal counsel as of March 31, 2007, and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	200,000	$2.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	200,000	2.00	4.1 years	$220,000
Exercisable at March 31, 2007	200,000	2.00	4.1 years	$220,000

There was no related unrecognized cost related to the directors and legal counsel options as of March 31, 2007.

A summary of options issued to employees under the company’s incentive stock option plan as of March 31, 2007, and changes during the three months then ended is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2007	247,500	$0.56
Granted	-	-
Vested	-	-
Forfeited	5,000	$0.60
Non-vested at March 31, 2007	242,500	$0.56

During the first quarter of 2007, the company recognized share-based compensation costs in the amount of $6,522. As of March 31, 2007, there was $110,745 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining 4.3 years vesting period for outstanding grants under the plan.

4. Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation. These changes had no effect on net income.

5. Commitments

On April 13, 2007, the company entered into a definitive agreement with Dixie South Texas Holding, Ltd. to purchase approximately 1,400 acres adjacent to the South Padre Island Golf Club development in Laguna Vista, Texas, for a cash price of $4,500,000. The agreement provides that Landmark will have a 90-day due diligence period within which to study the property, with a closing 30 days thereafter contingent upon Landmark’s acceptance of the due diligence results. The property to be purchased consists of approximately 700 developable acres which are currently under option to Landmark, as well as approximately 700 adjacent acres, portions of which are wetlands and other environmentally sensitive areas.

On November 22, 2006, the company entered into an agreement to buy a 1988 Astra Jet for $3,900,000, subject to a detailed inspection of the plane by an authorized Astra service center. In 2006, the company deposited a total of $135,800 with the title escrow agent and the inspection facility, which amount is included in “Deposits” on the company’s balance sheet at December 31, 2006. The company accepted delivery of the airplane on January 11, 2007. Key Equipment Finance Inc. financed the $3,900,000 purchase price with a 7-year balloon loan (approximate 15-year amortization rate) at an interest rate equal to one month Libor plus 1.61%, floating monthly. Initial interest rate is 6.86% and the monthly payment is $34,998.

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds. The accompanying financial statements include a provision for warranty expense calculated as approximately .5% of gross house sales. The summary of warranty accruals for the first quarter of 2007 and 2006 follows:

	2007	2006
Warranty accrual balance January 1,	$146,635	$82,260
Provision for warranty	21,987	22,941
Payments	(7,820)	(7,806)
Warranty accrual balance March 31,	$160,802	$97,395

6. Income Taxes

The company reported income before income taxes of $291,505 for the three-month period ended March 31, 2007. The provision for federal and state income taxes totals $133,160 and is comprised of estimated federal taxes of $110,000 and state taxes of $23,160. The federal tax liability is offset by utilization of a deferred tax benefit related to a net operating loss carried forward from 2002.

Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in July 2006 and interprets FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

The company was required to implement FIN 48 at the beginning of the current fiscal year. Consequently, the company analyzed its tax positions and adjusted its balance sheet effective January 1, 2007 to recognize a deferred tax benefit from tax positions that meet the “more-likely-than-not” standard but did not meet the earlier “probable” standard for recognition in the GAAP financial statements. The principal adjustment relates to the company's net operating loss reported in the 2002 federal and state tax returns upon final resolution of the company's litigation with the U.S. government as discussed in Notes 1 and 13 to the Consolidated Financial Statements in Form 10KSB for the year ended December 31, 2006.  The adjustment increased deferred tax assets by $4,500,000 representing benefits to be realized in future years, reduced current tax liabilities by $2,367,000 representing the benefit utilized to offset taxable income in the 2006 federal return and reduced the accumulated deficit by $6,867,000 -- the total benefit recognized on January 1.

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $49,985,000 at March 31, 2007; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future. In view of historical earnings, the company has established a valuation allowance against the asset in the approximate amount of $45,449,000, reducing the net benefit to $4,536,000 included on the March 31, 2007 balance sheet.

The company had no material unrecognized tax benefits at January 1, 2007, nor does it expect any significant change in that status during the next 12 months. No accrued interest or penalties or uncertain tax positions have been included on the statements of operations or the statement of financial condition as of the date of implementation. Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The company is subject to U.S. federal income tax and to several state and foreign jurisdictions. Returns filed for tax periods ending after December 31, 2002 are still open to examination by those relevant taxing authorities.

7. Segment Information

The company’s operations are comprised of four segments - real estate, golf, management services and corporate investments and administration. The following table summarizes the three months ended March 31, 2007 and 2006 operations by segment:

	Three Months Ended March 31, 2007
	Real Estate	Golf	Management	Corporate	Total

Revenue	$5,915,051	$571,957	$827,384	$-	$7,314,392
Costs of revenue	(4,347,816)	(513,721)	(1,304,473)	-	(6,166,010)
Depreciation and amortization	(2,988)	(29,395)	(44,840)	-	(77,223)
Operating income (loss)	1,564,247	28,841	(521,929)	-	1,071,159
General and administrative	-	-	-	(638,351)	(638,351)
Other income (expenses)	-	-	-	(141,303)	(141,303)
Federal & state income taxes	(714,551)	(13,175)	238,418	356,147	(133,160)
Net income (loss)	$849,696	$15,666	$(283,511)	$(423,507)	$158,345

Long-lived assets	$11,670,302	$1,154,414	$8,389,194	$6,867,938	$28,081,848
Other assets	1,440,803	311,468	2,432,330	5,953,116	10,137,717
Total assets	$13,111,105	$1,465,882	$10,821,524	$12,821,054	$38,219,565

	Three Months Ended March 31, 2006
	Real Estate	Golf	Management	Corporate	Total

Revenue	$6,107,777	$556,254	$1,176,691	$-	$7,840,722
Costs of revenue	(4,401,168)	(414,413)	(1,019,136)	-	(5,834,717)
Depreciation and amortization	(3,038)	(15,673)	(84,608)	-	(103,319)
Operating income (loss)	1,703,571	126,168	72,947	-	1,902,686
General and administrative	-	-	-	(183,664)	(183,644)
Other income (expenses)	-	-	-	(257,988)	(257,988)
Federal & state income taxes	(555,229)	(41,121)	(23,775)	143,943	(476,181)
Net income (loss)	$1,148,342	$85,047	$49,172	$(297,709)	$984,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004. The company’s consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 include the operations of the company and its subsidiaries identified in Note 1 to the Condensed Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations during the first quarters of 2007 and 2006 and comments on its current financial condition are as follows:

Revenue

Real estate sales at South Padre totaled 20 lots and 28 houses during the first quarter of 2007, generating $5,915,000 in revenue. In the same period of 2006, South Padre reported 32 lot sales and 20 house sales generating $6,108,000 in revenue.

Golf related revenue, including food and beverage sold in the golf shop, totaled $572,000 during the first quarter of 2007. Paid golf rounds totaled 11,400. In the same period of 2006 South Padre reported $556,000 in golf revenue from 11,800 rounds played.

The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development. As discussed under Note 4 to the Condensed Consolidated Financial Statements, the company has agreed to purchase approximately 1,400 acres of vacant land adjacent to the current South Padre development. The company anticipates phased development of that land to meet future demand in this long-term development property. While the company anticipates a relatively steady real estate market and increases in golf play as more golfers move into the residential community, weather, interest rates and other factors could adversely affect future golf and real estate operations.

Management and consulting agreements generated $488,000 in fee revenue in the quarter ended March 31, 2007 compared to $893,000 during the same period of 2006. The company was also reimbursed for out-of-pocket expenses related to its management agreements during the three-month period in the amount of $339,700 in 2007 and $284,000 in 2006. The reduced fees reflect lower construction supervision fees from Spain and Missouri as those golf courses are nearing completion and a temporary suspension of management fees on a project in New York that is awaiting governmental approvals before proceeding with development.

Costs of Revenues

Cost of real estate sold, including land, development, construction and closing costs, totaled $3,863,000 or 65% of sales in the first quarter of 2007. During the same period of 2006 South Padre reported costs of real estate sold totaling $4,058,000 or 66% of real estate sales. Gross profit margins differ among various subdivision lot developments and various house models constructed; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.

Real estate operating expenses not included in cost of real estate sold totaled $485,000 for the first quarter of 2007 and $343,000 for the first quarter of 2006. Cost increases were experienced in an expanded rental pool operation and increased administrative staffing.

Cost of golf merchandise sold and food and beverage sold in the three-month period ending March 31, 2007 totaled $80,000 (51% of sales) and $65,000 (55% of sales) for the same period of 2006.

Golf operating expenses totaled $433,000 in the first quarter of 2007 compared to $350,000 in the first quarter of 2006. Increases were related to golf maintenance costs and food and beverage operations in the new restaurant opened at the end of 2006.

Management and consulting payroll and related expenses totaled $965,000 in the three-month period ending March 31, 2007 compared to $735,000 for the same period in 2006. Increases reflect salary increases granted in the second quarter of 2006 plus the addition of a new senior vice president and other supporting staff.

Depreciation and amortization included in the company’s consolidated statement of operations was $77,000 in the three-month period ending March 31, 2007. In the same period of 2006, the company reported $103,000. The reduction reflects less amortization of the cost of purchased intangible contract rights which is based on the revenue received from those contracts in each period, partially offset by the depreciation on the airplane purchased in January 2007.

General, administrative and other expense

General, administrative and other expenses totaled $638,000 in the first quarter 2007 compared to $184,000 in the same period of 2006. The increase reflects the cost of operating the airplane purchased in January 2007 and includes $331,000 operating costs that were not allocated to nor reimbursed by a specific client. The increase also reflects commercial travel, topography and mapping services and other due diligence costs on properties in Europe, primarily in France.

Other income and expense

Equity in loss of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended March 31,
	Ownership	2007	2006
Landmark Developments of Spain, S.L.	50%	$51,153	$(99,573)
Apes Hill Development SRL	33%	$(111,438)	$(85,282)
Presidential Golf Club, LLC	50%	-	-
		$(60,285)	$(184,855)

Interest income increased from $25,000 in the first quarter of 2006 to $58,000 in the same period this year, reflecting overnight investment of cash balances.

Interest expense increased from $98,000 in the first quarter of 2006 to $139,000 in the same period this year, primarily as a result of interest on the airplane debt.

Federal and state income taxes

The company reported income before income taxes of $292,000 for the three-month period ended March 31, 2007. The provision for federal and state income taxes totals $133,000 and is comprised of estimated federal taxes of $110,000 and state taxes of $23,000. The federal tax liability is offset by utilization of a deferred tax benefit related to a net operating loss carried forward from 2002. During the first quarter of 2006, the company reported income before taxes in the amount of $1,461,000 with a provision for income taxes in the amount of $476,000.

Net income

The company reported net income of $158,000 for the first quarter of 2007. In the comparable period of 2006, the company reported net income of $985,000. The significant decrease results primarily from decreased management fee revenue and increased operating costs related to the airplane as previously discussed. While the company anticipates continued profitable operations in South Padre and profitable real estate sales in the Barbados development, there are no guarantees of such profitable operation.

Liquidity and capital resources

Current assets total $10,138,000 at March 31, 2007 compared to $9,323,000 at December 31, 2006. During the first quarter, the company collected the $2,000,000 receivable from Gyrodyne Company as discussed more fully in the company’s Form 10KSB for the year ended December 31, 2006. Although the company’s current liabilities exceed current assets, the company anticipates that approximately $9,167,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Debt to affiliates in the approximate amount of $1,192,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity. The company anticipates its current reserves to be adequate for anticipated current needs.

Real estate and golf management contract rights acquired remained unchanged during the first three months of 2007 after retiring the fully amortized Gyrodyne contract. The only contracts in this asset group with significant unamortized cost relate to a property in the Hudson Valley of New York state. While no fees are currently being realized from these contracts as government approvals are pending for the proposed development, the company expects to recover all costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $12,800,000 at March 31, 2007 compared to $12,459,000 at December 31, 2006. As discussed in Note 5 to the Condensed Consolidated Financial Statements above, the company has agreed to purchase additional land at South Padre to develop as needed to meet market demand over the next several years.

Property and equipment increased approximately $4,200,000, net of depreciation, in the first three months of 2007, reflecting the cost of the airplane ($4,062,000), final costs on the restaurant/clubhouse addition at South Padre and miscellaneous vehicle and equipment purchases.

Liabilities totaled $18,510,000 at March 31, 2007 - an increase of approximately $1,523,000 from December 31, 2006. The net increase reflects the new airplane debt of $3,874,000 partially offset by reversal of $2,367,000 of the federal income tax liability as previously discussed in Note 6 to the Condensed Consolidated Financial Statements. Liquidation of several other liabilities was largely offset by increases in South Padre’s development debt of approximately $510,000.  See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the company's new obligations incurred in 2007 for the purchase of an airplane and the proposed purchase of real estate at South Padre.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Stockholders’ equity increased by approximately $7,002,000 in the first three months of 2007, reflecting the implementation of FIN 48 with a $6,867,000 credit to equity as previously discussed in Note 6 to the Condensed Consolidated Financial Statements and the company’s net income of $158,000, partially offset by $25,000 of dividends paid on preferred stock and $5,000 of comprehensive loss (unrealized loss on foreign currency translation).

There were no commitments regarding purchase or sale of the company's stock at March 31, 2007; however, see Note 2 to the Condensed Consolidated Financial Statements regarding stock options granted during 2006.

Critical accounting estimates

Future realization of the significant deferred tax asset recognized January 1, 2007 as a result of adopting FIN 48 (discussed in Note 6 to the Condensed Consolidated Financial Statements), is dependent on the company’s ability to generate taxable income in future years. The company has established a valuation allowance to reduce the carrying value of the asset to an amount likely to be realized. While estimates of future income are always uncertain, the diversification of the company’s recent investments into foreign real estate affiliates makes current estimates even more challenging. Realization of the tax asset will be significantly affected by, among other factors, whether the new investments are profitable and whether or when those profits are taxable in the U.S. Any significant change in the various factors affecting the company’s expectations of future taxable earnings could require a change in the valuation allowance. Any change in the valuation allowance would be reflected in the company’s operating statement for the period such change is recognized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

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

The Certifying Officers have also concluded, based on their evaluation of the company’s controls and procedures that as of March 31, 2007, the company’s internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in the company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company is not currently involved in any pending legal proceedings, except for routine litigation that is incidental to the company's business.

Items 1A through 5 of this report on Form 10-Q are not applicable.

Item 6. Exhibits

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

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
Chairman and Chief Executive Officer
May 11, 2007

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
May 11, 2007

LANDMARK LAND COMPANY, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit
Number

31.1	Section 302 Certification of Gerald G. Barton

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton

32.2	Section 906 Certification of Joe V. Olree