Form 10-Q
period 2007-06-30
LANDMARK LAND CO INC/DE
filed 2007-08-13
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of August 10, 2007 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2007

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

Unless required by law, the company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or 10-QSB and any Current Reports on Form 8-K.

PART I – FINANCIAL INFORMATION .

Item 1.                      Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$7,120,828	$5,437,186
Accounts receivable	327,417	2,790,318
Receivable from affiliates	1,006,791	645,123
Inventories	104,610	95,541
Other current assets	231,780	261,726
Deferred tax asset	-	93,000
Total current assets	8,791,426	9,322,894

Real estate and golf management contract rights acquired	3,285,587	3,843,504
Less accumulated amortization	(924,472)	(1,482,389)
Total contract rights acquired, net	2,361,115	2,361,115

Real Estate
Real estate held for sale	802,211	792,382
Real estate held for or under development	10,336,326	11,666,315
Total real estate	11,138,537	12,458,697

Property and equipment, net of accumulated depreciation
of $489,292 and $202,216 in 2007 and 2006, respectively	5,234,608	1,266,646

Other assets
Investment in unconsolidated affiliates	3,894,535	4,096,627
Deposits	-	135,800
Deferred tax assets, non-current	4,345,000	53,000
Total other assets	8,239,535	4,285,427

Total assets	$35,765,221	$29,694,779

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
Liabilities and Stockholders' Equity
Current liabilities
Current portion of notes payable to others	$8,250,420	$669,361
Payable to affiliates	1,192,074	1,192,074
Accounts payable and accrued expenses	343,166	714,039
Accrued payroll and related expenses	299,133	269,763
Accrued interest due affiliates	777,465	771,140
Accrued interest due others	271,364	239,776
Dividends payable	5,665	382,698
Other liabilities and deferred credits	193,220	218,762
Real estate sales contract deposits	711,802	1,360,640
Current income taxes	42,000	2,532,000
Total current liabilities	12,086,309	8,350,253

Long term liabilities
Notes payable to others	3,677,227	8,637,274

Total liabilities	15,763,536	16,987,527

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 10,000 shares issued and outstanding,
stated at liquidation value	1,000,000	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,359,552	30,304,044
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(14,404,382)	(21,649,514)
Accumulated other comprehensive loss	(55,899)	(49,692)
Total stockholders' equity	20,001,685	12,707,252

Total liabilities and stockholders' equity	$35,765,221	$29,694,779

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue
Real estate sales	$7,424,883	$6,005,806	$13,339,934	$12,113,583
Golf course revenue	327,994	332,658	741,709	770,637
Golf merchandise sales	91,860	86,182	156,152	162,583
Food and beverage sales	79,650	48,600	173,600	90,474
Management and consulting fees	710,456	827,018	1,198,130	1,719,680
Reimbursement of out-of-pocket expenses	472,731	370,779	812,441	654,808
Total revenues	9,107,574	7,671,043	16,421,966	15,511,765

Costs of revenue
Cost of real estate sold	5,089,495	3,601,054	8,952,188	7,658,729
Real estate operating expenses	519,383	288,983	1,004,506	632,476
Cost of golf merchandise sold	55,617	48,068	95,722	94,880
Cost of food and beverage sold	40,061	21,533	80,205	39,539
Golf operating expenses	476,502	390,301	909,974	739,896
Out-of-pocket expenses	472,731	370,779	812,441	654,808
Management and consulting payroll and related expenses	991,411	825,590	1,956,174	1,560,697
Depreciation and amortization	209,853	78,169	287,076	181,488
Total costs of revenue	7,855,053	5,624,477	14,098,286	11,562,513

Operating income	1,252,521	2,046,566	2,323,680	3,949,252

General, administrative and other expenses	(602,710)	(294,936)	(1,241,061)	(478,600)

Other income (expenses)
Equity in loss of unconsolidated affiliates	(64,470)	(133,898)	(124,755)	(318,753)
Interest income	61,793	32,407	119,468	57,605
Interest expense	(154,347)	(85,574)	(293,040)	(183,905)
Total other income (expenses)	(157,024)	(187,065)	(298,327)	(445,053)

Net income before income taxes	492,787	1,564,565	784,292	3,025,599

Federal and state income taxes	(223,000)	(555,000)	(356,160)	(1,031,181)

Net income	$269,787	$1,009,565	$428,132	$1,994,418

Basic income per common share	$0.03	$0.13	$0.05	$0.25

Basic weighted average shares outstanding	7,567,530	7,660,055	7,567,530	7,660,055

Diluted income per common share	$0.03	$0.13	$0.05	$0.25

Diluted weighted average shares outstanding	7,738,323	7,663,458	7,732,437	7,661,766

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net income	$269,787	$1,009,565	$428,132	$1,994,418

Other comprehensive loss
Foreign currency translation adjustments	(2,909)	(2,379)	(6,207)	(5,677)

Comprehensive income	$266,878	$1,007,186	$421,925	$1,988,741

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income for the period	$428,132	$1,994,418
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	287,076	181,488
Director and employee bonus paid in stock or options	55,508	101,860
Equity in loss of unconsolidated affiliates	124,755	318,753
(Increase) decrease in
Accounts receivable	2,462,901	(46,901)
Receivable from affiliates	(163,040)	2,021,527
Inventories	(9,069)	(3,803)
Prepaid expenses and other assets	165,747	844
Increase (decrease) in
Accounts payable and accrued expenses	(370,873)	(260,208)
Accrued payroll and related expenses	29,370	53,679
Accrued interest	37,913	11,455
Other liabilities and deferred credits	(25,542)	49,251
Federal and state income tax liabilities	178,000	988,000
Real estate sales contract deposits	(648,838)	535,824
Net cash provided by operating activities	2,552,040	5,946,187

Cash flows from investing activities
Purchase of property and equipment	(4,255,038)	(77,077)
Sale of property and equipment, net	-	14,828
Purchase and development of real estate inventory	(7,857,829)	(8,504,865)
Sale of real estate inventory	9,177,990	7,820,599
Investment in unconsolidated affiliate	(127,500)	(4,423,749)
Net cash (used) by investing activities	(3,062,377)	(5,170,264)

Cash flows from financing activities
Proceeds from debt to others	11,388,819	7,695,730
Repayments on debt to others	(8,767,807)	(6,707,020)
Cash dividends on common stock	(377,033)	(384,639)
Cash dividends on preferred stock	(50,000)	(53,562)
Net cash provided by financing activities	2,193,979	550,509

Net increase in cash during period	1,683,642	1,326,432

Cash balance, beginning of period	5,437,186	4,944,004

Cash balance, end of period	$7,120,828	$6,270,436

Supplemental disclosure of cash flow information:
Cash paid for interest	$580,195	$345,215

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  There have been no significant changes to accounting policies or critical estimates during the second quarter of 2007.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., South Padre Island Development, L.L.C.., and SPIBS, LLC.  The two entities related to the South Padre project, South Padre Island Development, L.L.C. and SPIBS, LLC, are sometimes collectively referred to as “South Padre”.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L.  Landmark of Spain, Inc. accounts for its investment on the equity basis.  Landmark Developments of Spain, S.L. reported the following results for the periods shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$759,106	$524,581	$1,272,209	$1,025,700
Gross profit (loss)	$307,366	$(152,839)	$409,672	$(351,986)
Profit (loss) from continuing operations	$307,366	$(152,839)	$409,672	$(351,986)
Net income (loss)	$307,366	$(152,839)	$409,672	$(351,986)

The company has a receivable from this affiliate of $597,561 as of June 30, 2007.  In addition, the company has recorded cumulative losses from this investment of $44,273 in excess of its capital investment of $1,250,587.  This excess loss is reported as a reduction of the company's loan receivable from the affiliate.

LML Caribbean, LTD owns one third interest in Apes Hill Development SRL and accounts for its investment on the equity basis.  Apes Hill began development and marketing of a golf-oriented real estate project in Barbados in the fourth quarter of 2005.  While most costs are being capitalized in the Barbados subsidiary, certain start-up and marketing costs are expensed as incurred.  Apes Hill reported the following results for the periods shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	-	-	-	-
Gross profit (loss)	$(654,459)	$(172,438)	$(988,773)	$(428,281)
Loss from continuing operations	$(654,459)	$(172,438)	$(988,773)	$(428,281)
Net loss	$(654,459)	$(172,438)	$(988,773)	$(428,281)

The company has a receivable from Apes Hill in the amount of $364,584 at June 30, 2007 representing unpaid management fees and out-of-pocket expenses.  The amount is reported in the balance sheet as Receivable from affiliates.

DPMG Inc. owns a 50% interest in Presidential Golf Club, LLC and accounts for its investment on the equity basis.  Presidential is constructing a golf course in Maryland and all costs incurred to date have been capitalized.  At June 30, 2007, the company has an investment of $678,750 in Presidential that is included on the balance sheet as Investment in unconsolidated affiliates and a receivable of $88,918 included as Receivable from affiliates.  With its additional contribution of $21,250 in July 2007, the company completed funding its $700,000 capital commitment to Presidential.

2.  Earnings Per Share

Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006 and 2007.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$269,787	$1,009,565	$428,132	$1,994,418
Less: Preferred dividends	25,000	25,000	50,000	53,562
Net income available to common shareholders	244,787	984,565	378,132	1,940,856
Weighted average common shares outstanding	7,567,530	7,660,055	7,567,530	7,660,055
Incremental shares from assumed exercise of dilutive options	170,793	3,403	164,907	1,711
Diluted weighted average common shares outstanding	7,738,323	7,663,458	7,732,437	7,661,766
Basic income per common share	$0.03	$0.13	$0.05	$0.25
Diluted income per common share	$0.03	$0.13	$0.05	$0.25

The dilutive effect of the employee stock options and  directors’ options is reported using the treasury stock method (i.e., the assumed proceeds received from exercise of the options are assumed to be used to purchase treasury shares at the average market price for the period).

3.  Stock Options

On June 30, 2007 the company had two share-based compensation plans.  The compensation cost related to options granted, based on the grant date fair value, was estimated in accordance with the provisions of SFAS No. 123R and has been charged against income for the six-months ended June 30, 2007 and 2006 in the amounts of $55,508 and $101,860, respectively.  The deferred income tax benefit related to the director and legal counsel agreements was approximately $13,000 and $38,000 in the respective periods.

During the second and fourth quarters of 2006 the company granted stock options to employees and directors as reported in the company’s Form 10KSB for the year ended December 31, 2006.  On May 23, 2007, the company granted options to one outside director and certain employees.  The company is accounting for the options using the fair value method.  Using the Black Scholes Merton model, the 2007 director’s options were valued at $.73 per share and, since the options are immediately exercisable, the total value of $36,300 was charged to expense and credited to paid-in capital.  The 2007 employee options were valued at $1.03 per share.  Since the employee options vest at the end of five years, the estimated value is being expensed over the five year vesting period.  The Statement of Operations for the period ended June 30, 2007 includes expense for the employee options in the amount of $19,208, with the same amount credited to paid-in capital.

Stock Option Agreements.  The company has entered into agreements with its outside directors and legal counsel under which it granted options to purchase the company’s common shares.  On May 23, 2007, one outside director was granted options to purchase a total of 50,000 shares.  The options were granted with an exercise price equal to the fair market value at the time of grant.  These options are immediately vested and expire five years from the date of grant.

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

Assumption	May 2007
Expected volatility	43%
Expected term (in years)	2.5
Risk free rate	4.79%
Expected dividends	3.50%

A summary of option activity during the six months ended June 30, 2007 under the director and legal counsel agreements is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	200,000	2.00	3.8 years
Granted	50,000	2.85	4.9 years
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2007	250,000	2.17	4.1 years	207,500
Exercisable at June 30, 2007	250,000	2.17	4.1 years	207,500

During the six months ended June 30, 2007, the company recognized a total of $36,300 as directors’ fees related to these agreements.  There was no related unrecognized cost as of June 30, 2007.

Incentive Stock Option Plan. The company’s Incentive Stock Option Plan (Plan) was adopted by the Board of Directors on April 29, 2006, and approved by shareholders on November 18, 2006.  The Plan permits the grant of stock options for up to 766,000 shares of common stock to company employees.  Option awards are generally granted with an exercise price not less than the fair market value, as determined by the Board of Directors pursuant to the Plan, of the company’s stock at the time of grant.  Generally, options must be granted within ten years of the plan adoption date with vesting five years from date of grant and exercise within five years from date of vesting.

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

Assumption	May 2007
Expected volatility	43%
Expected term (in years)	7.5
Expected forfeiture	10%
Risk free rate	4.80%
Expected dividends	3.50%

A summary of option activity during the six months ended June 30, 2007 under the company’s incentive stock option plan is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	247,500	1.70
Granted	199,000	2.85
Exercised	-	-
Forfeited or expired	11,000	1.74
Outstanding at June 30, 2007	435,500	2.23	9.4 years	$336,590
Exercisable at June 30, 2007	-	-	-	-

A summary of the status of the company’s non-vested options as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	247,500	$0.56
Granted	199,000	$1.03
Vested	-	-
Forfeited	11,000	$0.60
Non-vested at June 30, 2007	435,500	$0.77

As of June 30, 2007, there was $282,203 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive stock option plan.  That cost is expected to be recognized over the remaining 4.9 years vesting period for outstanding grants under the Plan.

4.  Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation.  These changes had no effect on net income.

5.  Commitments

On April 13, 2007, the company entered into a definitive agreement with Dixie South Texas Holding, Ltd. to purchase approximately 1,400 acres adjacent to the South Padre Island Golf Club development in Laguna Vista, Texas, for a cash price of $4,500,000.  The property to be purchased consists of approximately 700 developable acres which are currently under option to Landmark, as well as additional acres, most of which are wetlands or other environmentally sensitive areas.   Closing of the purchase is anticipated in the third quarter of 2007.

On November 22, 2006, the company entered into an agreement to buy a 1988 Astra Jet for $3,900,000.  The company accepted delivery of the airplane on January 11, 2007.  Key Equipment Finance Inc. financed the $3,900,000 purchase price with a 7-year balloon loan (approximate 15-year amortization rate) at an interest rate equal to one month Libor plus 1.61%, floating monthly.  Initial interest rate is 6.86% and the monthly payment is $34,998.

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying financial statements include a provision for warranty expense calculated as approximately .5% of gross house sales.  The summary of warranty accruals for the six months ended June 30 for 2007 and 2006 follows:

	2007	2006
Warranty accrual balance January 1,	$146,635	$82,260
Provision for warranty	54,756	43,838
Payments	(46,664)	(13,046)
Warranty accrual balance June 30,	$154,727	$113,052

6.  Income Taxes

The company reported income before income taxes of $784,292 for the six-month period ended June 30, 2007. The provision for federal and state income taxes totals $356,160 and is comprised of estimated federal taxes of $324,000 and state taxes of $32,160.  The federal tax liability is offset by utilization of a deferred tax benefit related to a net operating loss carried forward from 2002, except for approximately $22,000 alternative minimum tax which cannot be offset by the NOL.

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

The company was required to implement FIN 48 at the beginning of the current fiscal year.  Consequently, the company analyzed its tax positions and adjusted its balance sheet effective January 1, 2007 to recognize a deferred tax benefit from tax positions that meet the “more-likely-than-not” standard but did not meet the earlier “probable” standard for recognition in the GAAP financial statements.  The principal adjustment relates to the company’s net operating loss reported in the 2002 federal and state tax returns upon final resolution of the company’s litigation with the U. S. government as discussed in Notes 1 and 13 to the Consolidated Financial Statements in Form 10KSB for the year ended December 31, 2006.  The adjustment increased deferred tax assets by $4,500,000 representing benefits to be realized in future years, reduced current tax liabilities by $2,367,000 representing the benefit utilized to offset taxable income in the 2006 federal return and reduced the accumulated deficit by $6,867,000 -- the total benefit recognized on January 1.

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $49,815,000 at June 30, 2007; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  In view of historical earnings, the company has established a valuation allowance against the asset in the approximate amount of $45,470,000, reducing the net benefit to $4,345,000 included on the June 30, 2007 balance sheet.

The company had no material unrecognized tax benefits at June 30, 2007, nor does it expect any significant change in that status during the next 12 months.  No accrued interest or penalties or uncertain tax positions have been included on the statements of operations or the statement of financial condition as of the date of implementation.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S. federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2002 are still open to examination by those relevant taxing authorities.

7. Segment Information

The company’s operations are comprised of four segments – real estate, golf, management services and corporate investments and administration.  The following tables summarize operations for the three months and six months ended June 30, 2007 and 2006 by segment:

	Three Months Ended June 30, 2007
	Real Estate	Golf	Management	Corporate	Total
Revenue	$7,424,883	$499,504	$1,183,187	$-	$9,107,574
Costs of revenue	(5,608,878)	(572,180)	(1,464,142)	-	(7,645,200)
Depreciation and amortization	(8,093)	(30,739)	(7,930)	(163,091)	(209,853)
Operating income (loss)	1,807,912	(103,415)	(288,885)	(163,091)	1,252,521
General and administrative	-	-	-	(602,710)	(602,710)
Other income (expenses)	-	-	-	(157,024)	(157,024)
Federal & state income taxes	(816,803)	47,040	129,887	416,876	(223,000)
Net income (loss)	$991,109	$(56,375)	$(158,998)	$(505,949)	$269,787

Long-lived assets	$11,405,773	$1,153,990	$2,368,558	$11,445,474	$26,373,795
Other assets	1,837,132	286,822	1,512,192	5,755,280	9,391,426
Total assets	$13,242,905	$1,440,812	$3,880,750	$17,200,754	$35,765,221

	Three Months Ended June 30, 2006
	Real Estate	Golf	Management	Corporate	Total
Revenue	$6,005,806	$467,440	$1,197,797	-	$7,671,043
Costs of revenue	(3,890,037)	(459,902)	(1,196,369)	-	(5,546,308)
Depreciation and amortization	(4,249)	(16,295)	(57,625)	-	(78,169)
Operating income (loss)	2,111,520	(8,757)	(56,197)	-	2,046,566
General and administrative	-	-	-	(294,936)	(294,936)
Other income (expenses)	-	-	-	(187,065)	(187,065)
Federal & state income taxes	(745,026)	1,105	18,066	170,855	(555,000)
Net income (loss)	$1,366,494	$(7,652)	$(38,131)	$(311,146)	$1,009,565

	Six Months Ended June 30, 2007
	Real Estate	Golf	Management	Corporate	Total
Revenue	$13,339,934	$1,071,461	$2,010,571	-	$16,421,966
Costs of revenue	(9,956,694)	(1,085,901)	(2,768,615)	-	(13,811,210)
Depreciation and amortization	(11,081)	(60,134)	(15,270)	(200,591)	(287,076)
Operating income (loss)	3,372,159	(74,574)	(773,314)	(200,591)	2,323,680
General and administrative	-	-	-	(1,241,061)	(1,241,061)
Other income (expenses)	-	-	-	(298,327)	(298,327)
Federal & state income taxes	(1,531,353)	33,865	351,175	790,153	(356,160)
Net income (loss)	$1,840,806	$(40,709)	$(422,139)	$(949,826)	$428,132

	Six Months Ended June 30, 2006
	Real Estate	Golf	Management	Corporate	Total
Revenue	$12,113,583	$1,023,694	$2,374,488	$-	$15,511,765
Costs of revenue	(8,291,205)	(874,315)	(2,215,505)	-	(11,381,025)
Depreciation and amortization	(7,287)	(31,968)	(142,233)	-	(181,488)
Operating income (loss)	3,815,091	117,411	16,750	-	3,949,252
General and administrative	-	-	-	(478,600)	(478,600)
Other income (expenses)	-	-	-	(445,053)	(445,053)
Federal & state income taxes	(1,300,255)	(40,016)	(5,709)	314,799	(1,031,181)
Net income (loss)	$2,514,836	$77,395	$11,041	$(608,854)	$1,994,418

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments.  After a long period of relative dormancy, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004.  The company’s consolidated statements of operations and cash flows for the six months ended June 30, 2007 and 2006 include the operations of the company and its subsidiaries identified in Note 1 to the Condensed Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations during the three months and six months ended June 30, 2007 and 2006 and comments on its current financial condition are as follows:

Revenue

Real estate sales at South Padre totaled 28 lots and 64 houses that generated $13,340,000 in revenue during the six months ended June 30, 2007, of which 8 lots and 36 houses closed during the second quarter of 2007, generating revenue of $7,425,000.  In 2006, South Padre sold 56 lots and 45 houses generating $12,114,000 in revenue during the six months ended June 30, including 24 lots and 25 houses that closed during the second quarter generating revenue of $6,006,000.  The increased revenue in 2007 over 2006 results primarily from the higher proportion of houses closed.  The 2007 closings are largely on sales contracts that were executed in late 2006.  The slump in residential real estate sales that has affected the industry for the last couple of years seems to have reached south Texas this year, with new sales contracts in 2007 running noticeably below the level of the previous two years.

Golf related revenue, including revenue from the clubhouse restaurant opened in January 2007, totaled $500,000 during the second quarter of 2007.  Paid golf rounds totaled 7,700.  In the same period of 2006 South Padre reported $467,000 in golf revenue from approximately the same number of rounds played.  Comparison of the operations for the first six months show revenue of $1,071,000 on 19,100 rounds in 2007 and $1,024,000 on 19,500 rounds in 2006 with the increased revenue coming from the new restaurant operations..

The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development.  As discussed under Note 5 to the Condensed Consolidated Financial Statements, the company has agreed to purchase approximately 1,400 acres of vacant land adjacent to the current South Padre development.  The company anticipates phased development of that land to meet future demand in this long-term development property.  While the company expects a continuing long term demand for residential housing at the South Padre development, fluctuations in the national economy, weather, interest rates and other factors may affect golf and real estate operations from year to year.

Management and consulting agreements generated $710,000 in fee revenue in the quarter ended June 30, 2007 compared to $827,000 during the same period of 2006.  For the first half of 2007 fee revenue totaled $1,198,000 compared to $1,720,000 for the same period in 2006.  The reduced fees reflect lower fees from Spain, New York, and Missouri, which were partially offset by an increase in fees from Barbados.  The company was also reimbursed for out-of-pocket expenses related to its management agreements in the amount of $473,000 during the second quarter of 2007 and $371,000 in the second quarter of 2006.  Reimbursements were $812,000 and $655,000 for the first six months of 2007 and 2006, respectively.  Reimbursements in 2007 include $204,000 related to operating costs of the company airplane acquired in January 2007.

Costs of Revenues

Cost of real estate sold, including land, development, construction and closing costs, totaled $5,089,000 or 69% of sales in the second quarter of 2007.  During the same period of 2006 South Padre reported costs of real estate sold totaling $3,601,000 or 60% of real estate sales.   Cost of real estate sold for the six months ended June 30, 2007 was $8,952,000 (67% of sales) and $7,659,000 (63%) for the same period in 2006.  Gross profit margins differ among various subdivision lot developments and various house models constructed; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.  While house sales generally generate more revenue, the gross profit margin on vertical construction is typically lower than on lot development.  Gross profit margins for the first half of 2007 were lower than the same period in 2006 because a greater proportion of sales in 2007 were houses compared to lots.

Real estate operating expenses not included in cost of real estate sold totaled $519,000 and $1,005,000 respectively in the three-month and six-month periods ended June 30, 2007 compared to $289,000 and $632,000 in the same periods of 2006.  Cost increases were experienced in an expanded rental pool operation, increased home owners’ association subsidies, increased administrative staffing and street repairs.

Cost of golf merchandise sold and food and beverage sold in the three-month and six-month periods ending June 30, 2007 totaled $96,000 (56% of sales) and $176,000 (53% of sales) and $70,000 (52% of sales) and $134,000 (53%) for the same periods of 2006.

Golf operating expenses totaled $477,000 in the second quarter of 2007 and $910,000 for the first half of 2007 compared to $390,000 and $740,000 in the same periods of 2006.  Increases were related to higher golf maintenance costs and expanded food and beverage operations due to the clubhouse restaurant opened in January 2007.

Management and consulting payroll and related expenses totaled $991,000 and $1,956,000 respectively during the three-month and six-month periods ending June 30, 2007 compared to $826,000 and $1,561,000 for the same period in 2006.  The higher costs reflect salary increases granted in the second quarter of 2006 plus the addition of a new senior vice president and other supporting staff.

Depreciation and amortization included in the company’s consolidated statements of operations was $210,000 and $287,000 in the three-month and six-month periods ending June 30, 2007.  In the same periods of 2006, the company reported $78,000 and $181,000.  The increase is primarily a result of depreciation on the airplane acquired in January 2007.

General, administrative and other expense

General, administrative and other expenses totaled $603,000 and $1,241,000 respectively in the second quarter and first half of 2007 compared to $295,000 and $479,000 in the same periods of 2006.  The increase primarily reflects the cost of operating the airplane purchased in January 2007 and includes $858,000 of unreimbursed airplane operating costs for the six months ended June 30, 2007.

Other income and expense

Equity in loss of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended June 30,		Six Months Ended June 30,
	Ownership	2007	2006	2007	2006
Landmark Developments of Spain, S.L.	50%	$153,683	$(76,420)	$204,836	$(175,993)
Apes Hill Development SRL	33%	$(218,153)	$(57,478)	$(329,591)	$(142,760)
Presidential Golf Club, LLC	50%	-	-	-	-
		$(64,470)	$(133,898)	$(124,755)	$(318,753)

Interest income increased from $32,000 and $58,000 respectively in the second quarter and first half of 2006 to $62,000 and $119,000 in the same periods this year, reflecting overnight investment of cash balances.

Interest expense increased to $154,000 in the second quarter of 2007 and $293,000 for the first half of 2007 compared to $86,000 and $184,000 for the same periods last year, primarily as a result of interest on the airplane debt.

Federal and state income taxes

The company reported income before income taxes of $493,000 and $785,000 respectively for the second quarter and first half of 2007 compared to $1,565,000 and $3,026,000 in the same periods last year.  For the six months ended June 30, 2007 the provision for federal and state income taxes totals $356,000 and is comprised of estimated federal taxes of $337,000 and state taxes of $19,000.  The federal tax liability is offset by utilization of a deferred tax benefit related to a net operating loss carried forward from 2002, except for approximately $22,000 alternative minimum tax which cannot be offset by the NOL.

Net income

The company reported net income of $270,000 and $428,000 respectively for the second quarter and first half of 2007.  In the comparable periods of 2006, the company reported net income of $1,010,000 and $1,994,000.  The significant decrease results primarily from decreased management fee revenue and increased operating costs related to the airplane as previously discussed.

Liquidity and capital resources

Current assets total $8,791,000 at June 30, 2007 compared to $9,323,000 at December 31, 2006.  Although the company’s current liabilities exceed current assets, the company anticipates that approximately $7,460,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Debt to affiliates in the approximate amount of $1,192,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.  The company anticipates its current reserves to be adequate for anticipated current needs.

Real estate and golf management contract rights acquired remained unchanged during the second quarter of 2007.  The only contracts in this asset group with significant unamortized cost relate to a property in the Hudson Valley of New York state.  While no fees are currently being realized from these contracts as government approvals are pending for the proposed development, the company expects to recover all costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $11,139,000 at June 30, 2007 compared to $12,459,000 at December 31, 2006.  As discussed in Note 5 to the Condensed Consolidated Financial Statements above, the company has agreed to purchase additional land at South Padre to develop as needed to meet market demand over the next several years.

Property and equipment increased approximately $3,968,000, net of depreciation, in the first six months of 2007.  The increase is due primarily to the purchase of the airplane ($4,062,000) in January 2007.

Liabilities totaled $15,764,000 at June 30, 2007 – a decrease of approximately $1,224,000 from December 31, 2006.  The net decrease reflects approximately $1,175,000 net repayment of real estate development debt, $2,490,000 reduction of income taxes payable resulting, primarily, from FIN 48 adjustments January 1, 2007, $649,000 reduction in sales escrow deposits and $746,000 reduction in other current liabilities, partially offset by new airplane debt of $3,836,000.   See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the company’s new obligations incurred in 2007 for the purchase of an airplane and the proposed purchase of real estate at South Padre.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Stockholders’ equity increased by approximately $7,294,000 in the first half of 2007, reflecting the implementation of FIN 48 with a $6,867,000 credit to equity as previously discussed in Note 6 to the Condensed Consolidated Financial Statements, the company’s net income of $428,000, and stock option cost amortization of $55,000, partially offset by $50,000 of dividends paid on preferred stock and $6,000 of comprehensive loss (unrealized loss on foreign currency translation).

There were no commitments regarding purchase or sale of the company's stock at June 30, 2007; however, see Note 3 to the Condensed Consolidated Financial Statements regarding stock options granted during 2006 and 2007.

Critical accounting estimates

Future realization of the significant deferred tax asset recognized January 1, 2007 as a result of adopting FIN 48 (discussed in Note 6 to the Condensed Consolidated Financial Statements), is dependent on the company’s ability to generate taxable income in future years.  The company has established a valuation allowance to reduce the carrying value of the asset to an amount likely to be realized.  While estimates of future income are always uncertain, the diversification of the company’s recent investments into foreign real estate affiliates makes current estimates even more challenging.  Realization of the tax asset will be significantly affected by, among other factors, whether the new investments are profitable and whether or when those profits are taxable in the U.S.  Any significant change in the various factors affecting the company’s expectations of future taxable earnings could require a change in the valuation allowance. Any change in the valuation allowance would be reflected in the company’s operating statement for the period such change is recognized.  During the second quarter of 2007 the valuation allowance was increased by $22,000 related to the current provision for alternative minimum tax.

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

The Certifying Officers have also concluded, based on their evaluation of the company’s controls and procedures that as of June 30, 2007, the company’s internal controls over financial reporting were effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in the company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
August 13, 2007

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
August 13, 2007

LANDMARK LAND COMPANY, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit
Number

31.1	Section 302 Certification of Gerald G. Barton

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton

32.2	Section 906 Certification of Joe V. Olree