Form 10-Q
period 2007-09-30
LANDMARK LAND CO INC/DE
filed 2007-11-13
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________
Commission file number __________________________
LANDMARK LAND COMPANY, INC. (Exact Name of Registrant as specified in its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0024129 (I.R.S. Employer Identification No.)
2817 Crain Highway, Upper Marlboro, Maryland (Address of Principal Executive Offices)	20774 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of November 7, 2007 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

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

PART I – FINANCIAL INFORMATION .

Item 1.                      Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$6,467,376	$5,437,186
Accounts receivable	469,017	2,790,318
Receivable from affiliates	712,819	645,123
Inventories	107,803	95,541
Other current assets	233,849	261,726
Deferred tax asset	-	93,000
Total current assets	7,990,864	9,322,894

Real estate and golf management contract rights acquired	3,285,587	3,843,504
Less accumulated amortization	(924,472)	(1,482,389)
Total contract rights acquired, net	2,361,115	2,361,115

Real estate
Real estate held for sale	802,211	792,382
Real estate held for or under development	14,943,815	11,666,315
Total real estate	15,746,026	12,458,697

Property and equipment, net of accumulated depreciation
of $639,539 and $202,216 in 2007 and 2006, respectively	5,095,930	1,266,646

Other assets
Investment in unconsolidated affiliates	3,850,252	4,096,627
Deposits	100,000	135,800
Deferred tax assets, non-current	4,435,000	53,000
Total other assets	8,385,252	4,285,427

Total assets	$39,579,187	$29,694,779

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
Liabilities and Stockholders' Equity
Current liabilities
Current portion of notes payable to others	$8,379,628	$669,361
Payable to affiliates	1,192,074	1,192,074
Accounts payable and accrued expenses	391,382	714,039
Accrued payroll and related expenses	350,859	269,763
Accrued interest due affiliates	806,303	771,140
Accrued interest due others	294,758	239,776
Dividends payable	-	382,698
Other liabilities and deferred credits	161,144	218,762
Real estate sales contract deposits	305,194	1,360,640
Current income taxes	85,000	2,532,000
Total current liabilities	11,966,342	8,350,253

Long term liabilities
Notes payable to others	8,002,318	8,637,274

Total liabilities	19,968,660	16,987,527

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 10,000 shares issued and outstanding,
stated at liquidation value	1,000,000	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,406,772	30,304,044
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(14,833,943)	(21,649,514)
Accumulated other comprehensive loss	(64,716)	(49,692)
Total stockholders' equity	19,610,527	12,707,252

Total liabilities and stockholders' equity	$39,579,187	$29,694,779

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue
Real estate sales	$4,149,806	$4,618,532	$17,489,740	$16,732,115
Golf course revenue	283,506	298,049	1,025,215	1,068,686
Golf merchandise sales	63,552	67,324	219,704	229,907
Food and beverage sales	62,252	39,244	235,852	129,718
Management and consulting fees	478,548	959,598	1,676,678	2,679,278
Reimbursement of out-of-pocket expenses	401,945	404,358	1,214,386	1,059,166
Total revenues	5,439,609	6,387,105	21,861,575	21,898,870

Costs of revenue
Cost of real estate sold	2,486,071	2,960,538	11,438,259	10,619,267
Real estate operating expenses	477,762	335,350	1,482,268	967,826
Cost of golf merchandise sold	37,863	37,950	133,585	132,830
Cost of food and beverage sold	30,181	17,067	110,386	56,606
Golf operating expenses	473,109	376,513	1,383,083	1,116,409
Out-of-pocket expenses	401,945	404,358	1,214,386	1,059,166
Management and consulting payroll and related expenses	931,621	894,207	2,887,795	2,454,904
Depreciation and amortization	151,237	102,806	438,313	284,294
Total costs of revenue	4,989,789	5,128,789	19,088,075	16,691,302

Operating income	449,820	1,258,316	2,773,500	5,207,568

General, administrative and other expenses	(614,497)	(233,502)	(1,855,558)	(712,102)

Other income (expenses)
Equity in loss of unconsolidated affiliates	(12,444)	(79,886)	(137,199)	(398,639)
Interest income	69,173	54,880	188,641	112,485
Interest expense	(155,482)	(82,218)	(448,522)	(266,123)
Total other income (expenses)	(98,753)	(107,224)	(397,080)	(552,277)

Net income (loss) before income taxes	(263,430)	917,590	520,862	3,943,189

Federal and state income taxes	47,442	(363,000)	(308,718)	(1,394,181)

Net income (loss)	$(215,988)	$554,590	$212,144	$2,549,008

Basic income (loss) per common share	$(0.03)	$0.07	$0.02	$0.32

Basic weighted average shares outstanding	7,567,530	7,660,055	7,567,530	7,660,055

Diluted income (loss) per common share	$(0.03)	$0.07	$0.02	$0.32

Diluted weighted average shares outstanding	7,567,530	7,660,055	7,725,538	7,661,452

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(215,988)	$554,590	$212,144	$2,549,008

Other comprehensive loss
Foreign currency translation adjustments	(8,817)	(1,141)	(15,024)	(6,818)

Comprehensive income (loss)	$(224,805)	$553,449	$197,120	$2,542,190

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income for the period	$212,144	$2,549,008
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	438,313	284,294
Director and employee bonus paid in stock or options	102,728	107,068
Equity in loss of unconsolidated affiliates	137,199	398,639
(Increase) decrease in
Accounts receivable	2,321,301	(19,890)
Receivable from affiliates	175,205	1,566,651
Inventories	(12,262)	1,572
Other current assets and deposits	63,677	(532,680)
Increase (decrease) in
Accounts payable and accrued expenses	(322,657)	(229,206)
Accrued payroll and related expenses	81,096	84,415
Accrued interest	90,145	70,859
Other liabilities and deferred credits	(57,618)	59,553
Federal and state income tax liabilities	131,000	1,351,000
Real estate sales contract deposits	(1,055,446)	804,703
Net cash provided by operating activities	2,304,825	6,495,986

Cash flows from investing activities
Purchase of property and equipment	(4,268,406)	(82,972)
Sale of property and equipment, net	810	15,531
Purchase and development of real estate inventory	(14,909,521)	(13,458,684)
Sale of real estate inventory	11,622,192	10,850,227
Investment in unconsolidated affiliates	(148,750)	(4,487,500)
Net cash (used) by investing activities	(7,703,675)	(7,163,398)

Cash flows from financing activities
Proceeds from debt to others	18,157,593	11,887,631
Repayments on debt to others	(11,082,282)	(9,626,238)
Cash dividends on common stock	(571,271)	(547,490)
Cash dividends on preferred stock	(75,000)	(78,562)
Net cash provided by financing activities	6,429,040	1,635,341

Net increase in cash during period	1,030,190	967,929

Cash balance, beginning of period	5,437,186	4,944,004

Cash balance, end of period	$6,467,376	$5,911,933

Supplemental disclosure of cash flow information:
Cash paid for interest, including $80,000 and $291,103 paid to affiliates in 2007 and 2006, respectively.	$846,666	$486,366

        The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  There have been no significant changes to accounting policies or critical estimates during the third quarter of 2007.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., South Padre Island Development, LLC, and SPIBS, LLC.  The two entities related to the South Padre project, South Padre Island Development, LLC and SPIBS, LLC, are sometimes collectively referred to as “South Padre”.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, S.L.  Landmark of Spain, Inc. accounts for its investment on the equity basis.  Landmark Developments of Spain, S.L. reported the following results for the periods shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$736,170	$501,458	$2,008,379	$1,527,158
Gross profit (loss)	$336,241	$(25,547)	$745,913	$(377,533)
Profit (loss) from continuing operations	$336,241	$(25,547)	$745,913	$(377,533)
Net income (loss)	$336,241	$(25,547)	$745,913	$(377,533)

The company has a receivable from this affiliate of $404,978 as of September 30, 2007.

LML Caribbean, LTD owns one third interest in Apes Hill Development, SRL (“Apes Hill”) and accounts for its investment on the equity basis.  Apes Hill began development and marketing of a golf-oriented real estate project in Barbados in the fourth quarter of 2005.  While most costs are being capitalized in the Barbados subsidiary, certain start-up and marketing costs are expensed as incurred.  Apes Hill reported the following results for the periods shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007		2006

Revenue	$-	$-	S	-	S	-
Gross loss	$(541,707)	$(201,360)		$(1,530,480)		$(629,641)
Loss from continuing operations	$(541,707)	$(201,360)		$(1,530,480)		$(629,641)
Net loss	$(541,707)	$(201,360)		$(1,530,480)		$(629,641)

The company has a receivable from Apes Hill in the amount of $298,740 at September 30, 2007 representing unpaid management fees and out-of-pocket expenses.  The amount is reported in the balance sheet as Receivable from affiliates.

DPMG Inc. owns a 50% interest in Presidential Golf Club, LLC and accounts for its investment on the equity basis.  Presidential is constructing a golf course in Maryland and all costs incurred to date have been capitalized.  At September 30, 2007, the company has an investment of $700,000 in Presidential that is included on the balance sheet as Investment in unconsolidated affiliates and a receivable of $9,101 included as Receivable from affiliates.  With its contribution of $21,250 in July 2007, the company completed funding its $700,000 capital commitment to Presidential.

2.  Earnings Per Share

Earnings per share are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006 and 2007.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(215,988)	$554,590	$212,144	$2,549,008
Less: Preferred dividends	$(25,000)	$(25,000)	$(75,000)	$(78,562)
Net income available to common shareholders	$(240,988)	$529,590	$137,144	$2,470,446
Weighted average common shares outstanding	7,567,530	7,660,055	7,567,530	7,660,055
Incremental shares from assumed exercise of dilutive options	-	-	158,008	1,397
Diluted weighted average common shares outstanding	7,567,530	7,660,055	7,725,538	7,661,452
Basic income per common share	$(0.03)	$0.07	$0.02	$0.32
Diluted income per common share	$(0.03)	$0.07	$0.02	$0.32

The dilutive effect of the employee stock options and  directors’ options is reported using the treasury stock method (i.e., the assumed proceeds received from exercise of the options are assumed to be used to purchase treasury shares at the average market price for the period).  In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted earnings (loss) per share is calculated in the same manner as basic earnings (loss) per share.

3.  Stock Options

On September 30, 2007 the company had two share-based compensation plans.  The compensation cost related to options granted, based on the grant date fair value, was estimated in accordance with the provisions of SFAS No. 123R and has been charged against income for the nine-months ended September 30, 2007 and 2006 in the amounts of $102,728 and $107,068, respectively.  The deferred income tax benefit related to the director and legal counsel expenses was approximately $22,000 and $38,000 in the respective periods.

During the second and fourth quarters of 2006 the company granted stock options to employees and directors as reported in the company’s Form 10KSB for the year ended December 31, 2006.  On May 23, 2007, the company granted options to one outside director and certain employees.  On August 10, 2007, the company granted options to one outside director and one employee.  The company is accounting for the options using the fair value method.  Using the Black Scholes Merton model, the May and August 2007 director’s options were valued at $.73 and $.63 per share, respectively and, since the options are immediately exercisable, the total values of $36,300 and $31,386 were charged to expense and credited to paid-in capital on the grant dates.  The May and August 2007 employee options were valued at $1.03 and $.87 per share, respectively.  Since the employee options vest at the end of five years, the estimated value is being expensed over the five year vesting period.  The Statement of Operations for the period ended September 30, 2007 includes expense for the employee options in the amount of $35,042, with the same amount credited to paid-in capital.

Stock Option Agreements.  The company has entered into agreements with its outside directors and legal counsel under which it granted options to purchase the company’s common shares.  On May 23, 2007, one outside director was granted options to purchase a total of 50,000 shares.  On August 10, 2007, another outside director was granted options to purchase a total of 50,000 shares.  The options were granted with an exercise price equal to the fair market value at the time of grant.  These options are immediately vested and expire five years from the date of grant.

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

Assumption	2007

Expected volatility	43%
Expected term (in years)	2.5
Risk free rate	4.51%-4.79%
Expected dividends	3.50%-3.92%

A summary of option activity during the nine months ended September 30, 2007 under the director and legal counsel agreements is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	200,000	2.00	3.8 years
Granted	100,000	2.70	4.9 years
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2007	300,000	2.23	4.1 years	100,000
Exercisable at September 30, 2007	300,000	2.23	4.1 years	100,000

There was no related unrecognized cost as of September 30, 2007.

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

Assumption	2007

Expected volatility	43%
Expected term (in years)	7.5
Expected forfeiture	10%
Risk free rate	4.68%-4.80%
Expected dividends	3.50%-3.92%

A summary of option activity during the nine months ended September 30, 2007 under the company’s incentive stock option plan is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	247,500	1.70
Granted	201,500	2.85
Exercised	-	-
Forfeited or expired	11,000	1.74
Outstanding at September 30, 2007	438,000	2.23	9.2 years	$188,490
Exercisable at September 30, 2007	-	-	-	-

A summary of the status of the company’s non-vested options as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2007	247,500	$0.56
Granted	201,500	$1.03
Vested	-	-
Forfeited	11,000	$0.60
Non-vested at September 30, 2007	438,000	$0.77

As of September 30, 2007, there was $268,335 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive stock option plan.  That cost is expected to be recognized over the remaining 4.9 years vesting period for outstanding grants under the Plan.

4.  Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation.  These changes had no effect on net income.

5.  Commitments

In the third quarter of 2007, the company closed its purchase of approximately 1,775 acres adjacent to the South Padre Island Golf Club development in Laguna Vista, Texas, for a cash price of $4,500,000.  The property consists of approximately 700 developable acres which were previously under option to Landmark, as well as additional acres, most of which are wetlands or other environmentally sensitive areas.  The purchase was financed by a new $4.5 million line of credit from International Bank of Commerce, with interest at prime, for a 2-year period, renewable for an additional 2 years assuming the renewed principal does not exceed $3.5 million.  The loan is secured by a first lien on the purchased land and a subordinate lien on other real estate securing the other lines of credit.

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying financial statements include a provision for warranty expense calculated as approximately .5% of gross house sales.  The summary of warranty accruals for the nine months ended September 30, 2007 and 2006 follows:

	2007	2006

Warranty accrual balance January 1,	$146,635	$82,260
Provision for warranty	74,440	58,214
Payments	(87,808)	(14,562)
Warranty accrual balance September 30,	$133,267	$125,912

6.  Income Taxes

The company reported income before income taxes of $520,862 for the nine-month period ended September 30, 2007. The provision for federal and state income taxes totals $308,718 and is comprised of estimated federal taxes of $228,000 and state taxes of $80,718.  The federal tax liability is offset by utilization of a deferred tax benefit related to a net operating loss carried forward from 2002, except for approximately $16,000 alternative minimum tax which cannot be offset by the NOL.  Certain stock based compensation, airplane expenses and meals, which cannot be deducted for income tax purposes, and the inability to utilize the NOL against most of the state income tax provision and the alternative minimum tax result in an effective tax rate significantly higher than in prior periods.

Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.   FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

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

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $49,900,000 at September 30, 2007; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  In view of historical earnings, the company has established a valuation allowance against the asset in the approximate amount of $45,465,000, reducing the net benefit to $4,435,000 included on the September 30, 2007 balance sheet.

The company had no material unrecognized tax benefits at September 30, 2007, nor does it expect any significant change in that status during the next 12 months.  No accrued interest or penalties or uncertain tax positions have been included on the statements of operations or the statement of financial condition as of the date of implementation.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S. federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2003 are still open to examination by those relevant taxing authorities.

7. Segment Information

The company’s operations are comprised of four segments – real estate, golf, management services and corporate investments and administration.  The following tables summarize operations for the three months and nine months ended September 30, 2007 and 2006 by segment:

	Three Months Ended September 30, 2007
	Real Estate	Golf	Management	Corporate	Total

Revenue	$4,149,806	$409,310	$880,493	-	$5,439,609
Costs of revenue	(2,963,833)	(541,153)	(1,333,566)	-	(4,838,552)
Depreciation and amortization	(8,221)	(32,495)	(8,452)	(102,069)	(151,237)
Operating income (loss)	1,177,752	(164,338)	(461,525)	(102,069)	449,820
General and administrative	-	-	-	(614,497)	(614,497)
Other income (expenses)	-	-	-	(98,753)	(98,753)
Federal & state income taxes	(1,165,406)	107,740	380,721	724,387	47,442
Net income (loss)	$12,346	$(56,598)	$(80,804)	$(90,932)	$(215,988)

Long-lived assets	$16,105,315	$1,127,435	$3,726,733	$10,628,840	$31,588,323
Other assets	1,493,950	219,067	1,184,986	5,092,861	7,990,864
Total assets	$17,599,265	$1,346,502	$4,911,719	$15,721,701	$39,579,187

	Three Months Ended September 30, 2006
	Real Estate	Golf	Management	Corporate	Total
Revenue	$4,618,532	$404,617	$1,363,956	-	$6,387,105
Costs of revenue	(3,295,888)	(431,530)	(1,298,565)	-	(5,025,983)
Depreciation and amortization	(4,249)	(17,749)	(80,808)	-	(102,806)
Operating income (loss)	1,318,395	(44,662)	(15,417)	-	1,258,316
General and administrative	-	-	-	(233,502)	(233,502)
Other income (expenses)	-	-	-	(107,224)	(107,224)
Federal & state income taxes	(514,776)	14,294	5,238	132,244	(363,000)
Net income (loss)	$803,619	$(30,368)	$(10,179)	$(208,482)	554,590

	Nine Months Ended September 30, 2007
	Real Estate	Golf	Management	Corporate	Total

Revenue	$17,489,740	$1,480,771	$2,891,064	-	$21,861,575
Costs of revenue	(12,920,527)	(1,627,054)	(4,102,181)	-	(18,649,762)
Depreciation and amortization	(19,302)	(92,629)	(23,722)	(302,660)	(438,313)
Operating income (loss)	4,549,911	(238,912)	(1,234,839)	(302,660)	2,773,500
General and administrative	-	-	-	(1,855,558)	(1,855,558)
Other income (expenses)	-	-	-	(397,080)	(397,080)
Federal & state income taxes	(2,696,759)	141,605	731,896	1,514,540	(308,718)
Net income (loss)	$1,853,152	(97,307)	$(502,943)	$(1,040,758)	$212,144

	Nine Months Ended September 30, 2006
	Real Estate	Golf	Management	Corporate	Total
Revenue	$16,732,115	$1,428,311	$3,738,444	-	$21,898,870
Costs of revenue	(11,587,093)	(1,305,845)	(3,514,070)	-	(16,407,008)
Depreciation and amortization	(11,536)	(49,717)	(223,041)	-	(284,294)
Operating income (loss)	5,133,486	72,749	1,333	-	5,207,568
General and administrative	-	-	-	(712,102)	(712,102)
Other income (expenses)	-	-	-	(552,277)	(552,277)
Federal & state income taxes	(1,815,031)	(25,722)	(471)	447,043	(1,394,181)
Net income (loss)	$3,318,455	$47,027	$862	$(817,336)	$2,549,008

8.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  We will adopt SFAS 157 in January 2008.  We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159).  Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions.  We are permitted to adopt SFAS 159 in January 2008, but do not anticipate using this fair value option.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments.  After a long period of relative dormancy, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004.  The company’s consolidated statements of operations and cash flows for the nine months ended September 30, 2007 and 2006 include the operations of the company and its subsidiaries identified in Note 1 to the Condensed Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations during the three months and nine months ended September 30, 2007 and 2006 and comments on its current financial condition are as follows:

Revenue

Real estate sales at South Padre totaled 30 lots and 81 houses that generated $17,490,000 in revenue during the nine months ended September 30, 2007, of which 2 lots and 17 houses closed during the third quarter of 2007, generating revenue of $4,150,000.  In 2006, South Padre sold 80 lots and 67 houses generating $16,732,000 in revenue during the nine months ended September 30, including 24 lots and 22 houses that closed during the third quarter generating revenue of $4,619,000.  The increased revenue in 2007 over 2006 results primarily from the higher proportion of houses closed.  The 2007 closings are largely on sales contracts that were executed in late 2006.  The slump in residential real estate sales that has received attention in the national press has reached south Texas this year, with new sales contracts in 2007 running noticeably below the level of the previous two years.  At September 30, 2007, South Padre had 14 non-contingent contracts for houses under construction with a sales value of approximately $2,332,000.  At December 31, 2006, there were 80 contracts for houses and lots with a sales value of approximately $13,347,000.

Golf related revenue, including revenue from the clubhouse restaurant opened in January 2007, totaled $409,000 during the third quarter of 2007.  Paid golf rounds totaled 6,300.  In the same period of 2006 South Padre reported $404,000 in golf revenue from approximately 6,600 rounds played.  Comparison of the operations for the first nine months show revenue of $1,481,000 on 25,400 rounds in 2007 and $1,428,000 on 26,100 rounds in 2006 with the increased revenue coming from the new restaurant operations.

The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development.  As discussed under Note 5 to the Condensed Consolidated Financial Statements, the company has purchased approximately 1,775 acres of vacant land adjacent to the current South Padre development.  The company anticipates phased development of that land to meet future demand in this long-term development property.  While the company expects a continuing long term demand for residential housing at the South Padre development, fluctuations in the national economy, weather, interest rates and other factors may affect golf and real estate operations from year to year.

Management and consulting agreements generated $479,000 in fee revenue in the quarter ended September 30, 2007 compared to $960,000 during the same period of 2006.  For the first nine months of 2007 fee revenue totaled $1,677,000 compared to $2,679,000 for the same period in 2006.  The reduced fees reflect lower fees from Spain, Puerto Rico, New York, and Missouri, which were partially offset by an increase in fees from Barbados.  The company was also reimbursed for out-of-pocket expenses related to its management agreements in the amount of $402,000 during the third quarter of 2007 and $404,000 in the third quarter of 2006.  Reimbursements were $1,214,000 and $1,059,000 for the first nine months of 2007 and 2006, respectively.  Reimbursements in 2007 include $292,000 related to operating costs of the company airplane acquired in January 2007.

Costs of Revenues

Cost of real estate sold, including land, development, construction and closing costs, totaled $2,486,000 or 60% of sales in the third quarter of 2007.  During the same period of 2006 South Padre reported costs of real estate sold totaling $2,961,000 or 64% of real estate sales.   Cost of real estate sold for the nine months ended September 30, 2007 was $11,438,000 (65% of sales) and $10,619,000 (63%) for the same period in 2006.  Gross profit margins differ among various subdivision lot developments and various house models constructed; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.  While house sales generally generate more revenue, the gross profit margin on vertical construction is typically lower than on lot development.

Real estate operating expenses not included in cost of real estate sold totaled $478,000 and $1,482,000 respectively in the three-month and nine-month periods ended September 30, 2007 compared to $335,000 and $968,000 in the same periods of 2006.  Cost increases were experienced in an expanded rental pool operation, increased home owners’ association subsidies, increased administrative staffing and street repairs.  The company also refined its capitalization of construction department overhead to job costs, resulting in a lesser share of costs reported as cost of sales and a greater share as operating expenses.

Cost of golf merchandise sold and food and beverage sold in the three-month and nine-month periods ending September 30, 2007 totaled $68,000 (54% of sales) and $244,000 (also 54% of sales) and $54,000 (51% of sales) and $189,000 (53%) for the same periods of 2006.

Golf operating expenses totaled $473,000 in the third quarter of 2007 and $1,383,000 for the first nine months of 2007 compared to $377,000 and $1,116,000 in the same periods of 2006.

Management and consulting payroll and related expenses totaled $932,000 and $2,888,000 respectively during the three-month and nine-month periods ending September 30, 2007 compared to $894,000 and $2,455,000 for the same periods in 2006.  The higher costs reflect salary increases granted since the first quarter of 2006 plus the addition of a new senior vice president and other supporting staff.

Depreciation and amortization included in the company’s consolidated statements of operations was $151,000 and $438,000 in the three-month and nine-month periods ending September 30, 2007.  In the same periods of 2006, the company reported $103,000 and $284,000.  The increase is primarily a result of depreciation on the airplane acquired in January 2007.

General, administrative and other expense

General, administrative and other expenses totaled $614,000 and $1,856,000 respectively in the third quarter and first nine months of 2007 compared to $234,000 and $712,000 in the same periods of 2006.  The increase primarily reflects the cost of operating the airplane purchased in January 2007 and includes $922,000 of un-reimbursed airplane operating costs for the nine months ended September 30, 2007.

Other income and expense

Equity in loss of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Ownership	2007	2006	2007	2006

Landmark Developments of Spain, S.L.	50%	$168,000	$(13,000)	$373,000	$(189,000)
Apes Hill Development SRL	33%	$(180,000)	$(67,000)	$(510,000)	$(210,000)
Presidential Golf Club, LLC	50%	-	-	-	-
		$(12,000)	$(80,000)	$(137,000)	$(399,000)

Interest income increased from $55,000 and $112,000 respectively in the third quarter and first nine months of 2006 to $69,000 and $189,000 in the same periods this year, due primarily to higher average cash balances invested on a short-term basis.

Interest expense increased to $155,000 in the third quarter of 2007 and $449,000 for the first nine months of 2007 compared to $82,000 and $266,000 for the same periods last year, primarily as a result of interest on the airplane debt.

Federal and state income taxes

The company reported income (loss) before income taxes of $(263,000) and $521,000 respectively for the third quarter and first nine months of 2007 compared to $918,000 and $3,943,000 in the same periods last year.  For the nine months ended September 30, 2007 the provision for federal and state income taxes totals $309,000 and is comprised of estimated federal taxes of $228,000 and state taxes of $81,000.  The federal tax liability is offset by utilization of a deferred tax benefit related to a net operating loss carried forward from 2002, except for approximately $16,000 alternative minimum tax which cannot be offset by the NOL.

Net income

The company reported a net loss of $216,000 for the third quarter of 2007and net income of $212,000 for the first nine months of 2007.  In the comparable periods of 2006, the company reported net income of $555,000 and $2,549,000.  The significant decrease results primarily from decreased management fee revenue and increased operating costs related to the airplane as previously discussed.

Liquidity and capital resources

Current assets total $7,991,000 at September 30, 2007 compared to $9,323,000 at December 31, 2006.  The reduction reflects collection of the Gyrodyne receivable discussed in the company’s Form 8K filed February 16, 2007 and subsequent use of a portion of the cash collected for real estate development and other operating uses.

Real estate and golf management contract rights acquired remained unchanged during the third quarter of 2007.  The only contracts in this asset group with significant unamortized cost relate to a property in the Hudson Valley of New York state.  While no fees are currently being realized from these contracts as government approvals are pending for the proposed development, the company expects to recover all costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $15,746,000 at September 30, 2007 compared to $12,459,000 at December 31, 2006.  As discussed in Note 5 to the Condensed Consolidated Financial Statements above, the company has purchased additional land at South Padre to develop as needed to meet market demand over the next several years.

Property and equipment increased approximately $3,829,000, net of depreciation, in the first nine months of 2007.  The increase is due primarily to the purchase of the airplane in January 2007.

Liabilities totaled $19,969,000 at September 30, 2007, an increase of approximately $2,981,000 from December 31, 2006.  The increase reflects the new loans for the airplane (3,798,000 balance at September 30, 2007) and raw land at South Padre ($4,366,000 at September 30, 2007), partially offset by $1,032,000 net repayment of other real estate development debt, $2,447,000 reduction of income taxes payable resulting, primarily, from FIN 48 adjustments recorded January 1, 2007, $1,055,000 reduction in sales escrow deposits and $649,000 reduction in other current liabilities.

Although the company’s current liabilities exceed current assets, the company anticipates that approximately $7,606,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Debt to affiliates in the approximate amount of $1,998,000, including $806,000 in accrued interest, is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.  The company anticipates its cash and credit resources to be adequate for anticipated current needs.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Stockholders’ equity increased by approximately $6,903,000 in the first nine months of  2007, reflecting the implementation of FIN 48 with a $6,867,000 credit to equity as previously discussed in Note 6 to the Condensed Consolidated Financial Statements, the company’s net income of $212,000, and stock based compensation of $103,000, partially offset by $75,000 of dividends paid on preferred stock, $189,000 dividends declared and paid on common stock, and $15,000 of comprehensive loss (unrealized loss on foreign currency translation).

There were no commitments regarding purchase or sale of the company's stock at September 30, 2007; however, see Note 3 to the Condensed Consolidated Financial Statements regarding stock options granted during 2006 and 2007.

Critical accounting estimates

Future realization of the significant deferred tax asset recognized January 1, 2007 as a result of adopting FIN 48 (discussed in Note 6 to the Condensed Consolidated Financial Statements), is dependent on the company’s ability to generate taxable income in future years.  The company has established a valuation allowance to reduce the carrying value of the asset to an amount likely to be realized.  While estimates of future income are always uncertain, the diversification of the company’s recent investments into foreign real estate affiliates makes current estimates even more challenging.  Realization of the tax asset will be significantly affected by, among other factors, whether the new investments are profitable and whether or when those profits are taxable in the U.S.  Any significant change in the various factors affecting the company’s expectations of future taxable earnings could require a change in the valuation allowance. Any change in the valuation allowance would be reflected in the company’s operating statement for the period such change is recognized.  During the first nine months of 2007 the valuation allowance was increased by $16,000 related to the current provision for alternative minimum tax.

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

The Certifying Officers have also concluded, based on their evaluation of the company’s controls and procedures that as of September 30, 2007, the company’s internal controls over financial reporting were effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in the company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
November 13, 2007

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
November 13, 2007

LANDMARK LAND COMPANY, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit
Number

31.1	Section 302 Certification of Gerald G. Barton

31.2	Section 302 Certification of Joe V. Olree

32.1	Section 906 Certification of Gerald G. Barton

32.2	Section 906 Certification of Joe V. Olree