Form 10-K
period 2007-12-31
LANDMARK LAND CO INC/DE
filed 2008-03-26
CIK 749028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________
Commission file number __________________________

LANDMARK LAND COMPANY, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE	77-0024129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2817 Crain Highway, Upper Marlboro, Maryland	20774
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code: (301) 574-3330

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.50 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes	[√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	[ ] Yes	[√] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	[√] Yes	[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,: “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated file	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	[ ] Yes	[√] No

The aggregate market value of the 2,472,559 shares of voting and non-voting common equity held by non-affiliates of the issuer on June 30, 2007 was $7,417,677.  For the purposes of computing the above market value, the voting stock beneficially held by directors, officers, key employees and 10% or more shareholders of the company was considered as held by "affiliates". The aggregate market value was computed by reference to the average bid and asked prices of the common stock on such date as reported by Pink Sheets from trading information from the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of March 19, 2008 was 7,567,530.

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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: early terminations of existing golf course management agreements; the company's ability to expand its golf management business; general demand for the company's services or products, intense competition from other golf course managers and residential developers/builders; the company's limited cash flow from operations; changes in laws and regulations affecting the company and/or its services; the outcomes of future litigation and contingencies; trends in the golf and housing industry; changes in local, national and international economies; local and global uncertainties created by the terrorist acts of September 11 and the current war against terrorism; risks arising from natural disasters;  risks involved in doing business in foreign countries; and risks inherent in and associated with doing business in a recreational and/or interest rate sensitive industry. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

Unless required by law, the company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1. Business

(a)              Business Development

Landmark Land Company, Inc. (the "company"): Landmark Land Company, Inc. is a Delaware corporation that, prior to October 1991, was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning a savings bank, a mortgage banking company, a life insurance company, and other financial services companies. Substantially all of the company's operations were owned and its businesses conducted, by subsidiaries of Oak Tree Savings Bank, S.S.B. ("OTSB"), Landmark's savings bank subsidiary headquartered in New Orleans, Louisiana.

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

Landmark of Spain, Inc.: In February 2003, the company formed Landmark of Spain, Inc., a Delaware corporation, owned 100% by the company. In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, S.L. to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investments on the equity method. Landmark of Spain, Inc. has invested approximately 1,000,000€ ($1,250,587 at time of funding) in Landmark Developments of Spain, S.L. as of December 31, 2007. Landmark Developments of Spain, S.L. is currently managing the Arcos Gardens golf and real estate development located near the town of Arcos in the Andalucia region of Spain. This development is anchored by a recently completed championship golf course designed by the company and the project is planned, upon build-out, to feature a hotel and approximately 525 residential units.

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

Apes Hill Development SRL: In December 2005, the company’s newly formed subsidiary, LML Caribbean, Ltd., entered into an agreement with C.O. Williams Investments Inc., an affiliate of a large general contractor in Barbados, for the formation of Apes Hill Development SRL (“Apes Hill”). A copy of the Members’ Agreement for Apes Hill Development SRL was attached to the company’s Form 10KSB for the year ended December 31, 2005, filed March 23, 2006. Since its formation, Apes Hill has purchased approximately 472 acres in Barbados on which it is developing a golf course, hotel, and approximately 375 residential lots and/or units. The company indirectly owns 33-1/3% of Apes Hill and, since the beginning of 2006, has invested approximately $4,000,000 in such entity. Apes Hill has negotiated financing from a local lender in the amount of $60,700,000 for the development of the golf course, infrastructure, beach club site and facilities, and initial residential phases of the project, all of which were begun in 2006 and 2007.

Presidential Golf Club, LLC:  In December 2005, the company’s subsidiary, DPMG Inc., entered into a limited liability company agreement with V.O.B. Limited Partnership (“V.O.B.”), the owner and developer of the approximately 1,200 acre Beechtree residential development located near Upper Marlboro, Maryland (a suburb of Washington, D.C.). Each of V.O.B. and DPMG Inc. own 50% of Presidential Golf Club, LLC (“Presidential”). V.O.B. contributed approximately 240 acres of real property to Presidential and each of V.O.B. and DPMG Inc. have contributed $700,000 in equity for the development of an 18-hole championship golf course. V.O.B. has agreed to lend to Presidential the remaining funds to complete the golf facility which DPMG Inc. will manage and operate. The golf course construction is currently underway and the parties anticipate opening the course for play in the summer of 2008.

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

The projects under management as of December 31, 2007 are located in New York, California, Maryland, Barbados and Spain. The company's compensation under these agreements is generally comprised of a minimum monthly fee plus percentage participations in either gross or net profits. The company also receives fees for golf course design and/or the preparation of golf course grading plans. The length of the management agreements vary by project, with some extending for a term of 10 years or more, however, in some cases, the owner has the right to terminate upon 30 days notice and there are no assurances that one or more of these agreements may not be cancelled during the current calendar year.

The company is currently pursuing additional opportunities in the golf/residential real estate sector with a particular emphasis on properties in Europe and the Caribbean.  Given the current oversupply of golf courses in most U.S. markets, the company believes that the superior economic potential for golf-related developments in southern Europe and the Caribbean is compelling. The company also believes that market conditions are favorable for the acquisition of golf-related properties in the U.S. and the company may seek to invest in developed or undeveloped properties where reasonable investment or development returns are projected. The company currently has no firm commitments as to any such investments or acquisitions.

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

The company currently has 133 employees, 28 of whom are employed by DPMG in support of the company and its subsidiaries' ongoing operations and 105 of whom are employed by South Padre Island Development, L.P. in support of its golf and real estate operations.

Item 2. Properties

The company leases office space on a month-to-month lease in Upper Marlboro, Maryland as its company headquarters. The owner of the leased premises is developing the property surrounding the office and expects to demolish the current structure within the next few years. The company is seeking zoning approvals to construct its headquarters office building on a leased parcel of ground at the Presidential Golf Club in Upper Marlboro, Maryland. In addition, the company leases office space from the South Padre Island Community Homeowners Association on a month-to-month lease for its South Padre Island Development operations.

The company owned, as of December 31, 2007, the following real property located in the South Padre Island Development, Laguna Vista, Texas:

1.	35 developed lots for sale, 1 of which was under contract,

2.	44 lots with housing units under construction, 3 of which were under contract,

3.	84 developed lots on which the company plans to build units,

4.	An 18-hole championship golf course with driving range, clubhouse, maintenance barn and appurtenant improvements,

5.	An additional 9-hole executive golf course recently completed and currently used primarily as a practice facility and

6.	Approximately 1800 acres of property held for future development and/or construction, perhaps half of which is currently developable.

During 2007, the company purchased approximately 1800 acres adjacent to the South Padre Island Development project at a cost of $4.5 million.  During 2007 the company closed on the sale of 30 lots at an average sales price of approximately $88,000 per lot and 96 residential units at an average sales price of approximately $177,000 per unit.  During 2006, the company closed on the sale of 82 lots at an average price of approximately $65,000 per lot and 93 residential units at an average price of approximately $182,000 per unit. Substantially all development and construction activity is financed with loans from local financial institutions. The principal amount, interest rate, and certain other provisions regarding these loans are set forth in Note 10 to the Consolidated Financial Statements.

The lot and housing market in the vicinity of the South Padre Island Development project is subject to the same competitive conditions as in other regional housing markets. The market consists of both primary and second home buyers who are attracted to the golf course and other amenities available in the project. Considering the dramatic slowing of the housing market across the country, the company anticipates that 2008 sales may be less than 2007 or 2006. In the event market conditions do not improve, sales of residential properties at the project could be dramatically affected.

The South Padre golf course is operated as an amenity for the real estate development/sales operation. During 2007, approximately 31,600 rounds were played at an average rate of approximately $38.00 per round. The company projects that the course's financial performance will improve over the next several years, however, the course is not expected to generate a significant profit in the near term.

In Barbados, a subsidiary of the company owns a 33-1/3% interest in Apes Hill Development, SRL (“Apes Hill”) which during December 2005 purchased approximately 470 acres on the island of Barbados for US$12,000,000. This price consisted of US$4,000,000 in cash with the remainder paid through the issuance to the seller of the other 66.67% ownership interest in Apes Hill. This property has approvals for the development of a golf course, hotel, and approximately 375 residential lots or units. Apes Hill has negotiated financing with a local lender to provide a US$60,700,000 credit facility to develop the infrastructure, golf course and initial residential phases of the project, which development was begun in 2006. The housing market in Barbados for projects such as this is primarily comprised of second home purchasers from the U.K. and Ireland.  In December 2007, Apes Hill closed the sale of fourteen lots totaling approximately US$6.4 million in sales value and, at December 31, 2007 had received deposits on contracts for the sale of 113 additional lots with a total sales value of approximately US$72.5 million; however, there is no assurance that the demand for future residential product will remain high. There are numerous other second-home projects in Barbados which will compete with Apes Hill for potential purchasers, however, the Apes Hill project, while not having the advantage of being on the coast, has dramatic views and excellent recreational facilities to attract those interested in a high-end active community.

In Maryland, the company acquired a 50% interest in Presidential Golf Club, LLC (“Presidential”), which owns approximately 240 acres near Upper Marlboro, Maryland on which an 18-hole championship golf course is currently being developed. The company and its partner V.O.B Limited Partnership (“V.O.B.”) each contributed $700,000 equity for the construction of the golf course.  Any remaining funds required to construct the golf course and related facilities will be loaned to Presidential by V.O.B. on a 15 year note payable out of cash flow generated from the facility with interest at a Citibank floating prime rate, secured by a mortgage on the property.  The course is expected to open for play in May, 2008.  The demand for additional golf facilities in the area has remained flat in recent years due to the relatively small increase in golfers utilizing public fee facilities, however, Presidential hopes to use its proximity to downtown D.C. to tap the potential group outing business that exists in the area.

The company also owns a 45% interest in a 128+ acre parcel near the town of Hana, island and county of Maui, state of Hawaii. The parcel is currently undeveloped; however, on January 7, 2007, it received preliminary approvals for subdivision into approximately 14 agricultural lots. Work continues toward the final approvals, but it is expected that the finished lots will not be available for sale for another 1-1/2 to 2 years.

As of December 31, 2007, the company had no commitments to purchase additional real property, although an investment opportunity may arise in a golf and/or residential real estate project which the company may pursue under the right circumstances. In the opinion of management, all of the company's properties are adequately insured; however, the company has been unable to procure affordable liability coverage for its construction operations at South Padre.

As of December 31, 2007, the company had a management contract covering approximately 2,000 acres in the Towns of Pine Plains and Milan, Duchess County, New York, which includes an existing 18-hole golf course. The company was retained in July 2004 to renovate and expand the existing golf course and to design, develop and manage the remainder of the project property into an environmentally sensitive community. The current phase of the planning and approval process for such development is continuing under the direct management of the owner; however, the complexity of this process makes it difficult to project a final approval date. The company's compensation under this agreement consists of fees and a future profit participation; however, no additional fees are due under the contract until approvals permit the beginning of construction activity.

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

The company is currently in negotiations with the owners of other property in the United States, Caribbean, and in southern Europe for the acquisition and/or management of golf, hotel and residential projects. While the success of such negotiations is uncertain at this time, management feels that projects such as these in which the company can earn fees as well as a percentage of profits will be very important for the company's success.

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

Item 4. Submission of Matters to a Vote of Security Holders

On November 30, 2007, the company held an annual shareholders’ meeting at the South Padre Island Development project, Laguna Vista, Texas. At such meeting, the company shareholders (i) reelected Gerald G. Barton, Jim L. Awtrey, Claudia Holliman, Bernard G. Ille, David A. Sislen, Robert W. White, William W. Vaughan, III and Harold F. Zagunis as company Directors, and (ii) appointed Aronson & Company as the independent registered accounting firm for the fiscal year ending December 31, 2007. The votes for each Director and the appointment of Aronson & Company as the independent registered accounting firm, as well as the number of votes against and abstentions, are set forth in the table below:

	Votes For	Votes Against	Votes Withheld	Broker Non-Votes	Abstentions
Reelection of Directors:

Gerald G. Barton	7,038,524		16,223
Jim L. Awtrey	7,038,524		16,223
Claudia Holliman (a)	7,039,035		15,712
Bernard G. Ille	7,038,975		15,772
David A. Sislen	7,039,035		15,712
Robert W. White	7,039,035		15,712
William W. Vaughan, III	7,038,469		16,278
Harold F. Zagunis	7,039,630		15,717

Aronson & Company as the registered independent accounting firm for the fiscal year ending December 31, 2007	6,925,368	114,089			15,289

(a)	Ms. Holliman resigned from the Board of Directors on December 12, 2007 due to her other business commitments.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following tables set forth the high and low reported sales prices for the common stock of the company as reported for each calendar quarter commencing after December 31, 2005:

	2007		2006
	High	Low	High	Low

First Quarter	$3.50	$2.25	$2.25	$0.85
Second Quarter	3.35	2.70	2.10	0.75
Third Quarter	3.00	2.50	1.90	1.05
Fourth Quarter	2.53	1.02	2.30	1.25

The company's common stock was delisted and trading was suspended during October of 1991 by the Midwest Stock Exchange and the American Stock Exchange. Since that date, the common stock of the company has been traded in the non-Nasdaq over-the-counter markets. The high and low bid information was obtained from Pink Sheets from trading information as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 19, 2008, there were 646 holders of record of the company's common stock. These numbers do not include stockholders who hold their shares in “street name” or in “nominee” accounts with banks, brokerage firms and other authorized holding institutions.

On August 15, 2005, the company declared a dividend of $0.10 per share on the company's common stock, payable in four quarterly installments of $0.025 per share, to shareholders of record at the close of business on August 25, 2005, November 25, 2005, February 25, 2006, and May 25, 2006, respectively. On August 26, 2006, the company declared a dividend of $0.10 per share on the company's common stock, payable in four quarterly installments of $0.025 per share, to shareholders of record at the close of business on September 8, 2006, November 30, 2006, February 28, 2007, and May 31, 2007, respectively.  On August 10, 2007, November 6, 2007, and February 13, 2008, the company declared a special dividend of $0.025 on the company’s common stock to shareholders of record at close of business on August 24, 2007, November 22, 2007, and February 24, 2008, respectively.  Dividend payments are generally payable on the first business day which is ten days after each respective record date.

The company did not sell or purchase any shares of the company’s common stock during 2007.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments. After a long period of relative dormancy, the company acquired the first of its operating companies in 2003 and has continued to rebuild its business through acquisitions and expansion as discussed in Item 1. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations and comments on its current financial condition are as follows:

Revenue

Real estate sales at South Padre totaled 30 lots and 96 houses during 2007, generating $19,674,625 in revenue, compared to 82 lots and 93 houses closed in 2006, generating $22,187,252 in revenue. The real estate market in the lower Rio Grande Valley where the South Padre project is located is both a primary and secondary home market with a significant portion of the market comprised of “winter Texans” from the upper mid-west. As discussed in Item 2, the company acquired approximately 1,800 acres adjoining the South Padre development in 2007 and anticipates phased development of the property to meet future demand in this long-term project.  The dramatic slow down in real estate sales nationwide has reached south Texas.  Although South Padre’s 2007 real estate sales revenue was only 11% below 2006, it has worked through its backlog of pending sales contracts, reducing the backlog from eighty contracts at December 31, 2006 to only four contracts at December 31, 2007.  The company anticipates 2008 real estate sales revenue to be significantly lower than 2007.

Golf related revenue totaled $1,866,531 in 2007, comprised of $1,264,805 from course revenue, $296,999 from merchandise sales, and $304,727 from food and beverage sales.  This compares to total golf revenue of $1,758,736 during 2006, comprised of course revenue of $1,291,693, merchandise sales of $304,286 and food and beverage sales of $162,757.  Paid golf rounds totaled 31,639 in 2007 and 31,846 in 2006. The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development. During 2006, South Padre expanded its golf clubhouse to include a full service restaurant and bar that opened for business in December 2006 and, during 2007, completed a new nine-hole executive golf course.  The new course was developed primarily to provide golf frontage for residential lot development and will be used primarily as a practice facility until demand for golf play justifies its operation as a daily fee facility.  While the company anticipates increases in golf play as more golfers move into the residential community, weather and other factors could adversely affect future golf operations.

Management and consulting agreements generated $2,276,017 and $5,352,436 in fee revenue in the years ended December 31, 2007 and 2006, respectively. The company was also reimbursed for out-of-pocket expenses related to the agreements in the amounts of $1,755,063 in 2007 and $1,364,344 in 2006. Most of the company’s golf management contracts are on a short term basis that may be cancelled on thirty to ninety days notice. As discussed in the company’s Form 8-K filed on February 16, 2007, the company’s contract to manage the Gyrodyne property in New York was cancelled in February 2007 and a new contract was entered into whereby the company agreed to provide consulting services related to Gyrodyne’s eminent domain lawsuit against the State University of NY at Stony Brook. In 2006, the company recognized $2,000,000 in management and consulting revenue under the management contract with Gyrodyne; the new contract provides for additional fees totaling $1,000,000 over a three year period.

In late 2005, the company executed design, construction management and golf operating agreements for three new projects in Missouri, Maryland and Barbados. The construction project in Missouri was completed in 2007.  As discussed in Item 1, the company is also an investor in the projects in Maryland and Barbados. While the company will continue to pursue management contracts with unaffiliated third parties, it is anticipated that more effort will be directed to those properties in which the company may have an equity interest.

Costs of Revenues

Costs of real estate sold, including land, development, construction, and closing costs, totaled $12,987,515 in 2007 and $14,231,593 in 2006. Gross profit margins differ between lot development and vertical house construction, among different subdivisions and among various models of houses. Gross profit on real estate sales averaged 34% in 2007 and 36% in 2006.  The lower gross margins realized in 2007 reflect both product mix and reduced demand.

Real estate operating expenses not included in costs of real estate sold totaled $2,113,180 in 2007 compared to $1,349,585 in 2006.  Cost increases were experienced in an expanded rental pool operation, increased homeowners’ association subsidies, increased administrative staffing, and street repairs.

Costs of golf merchandise and food and beverage sold in 2007 totaled $336,921 (56% of related sales), compared to costs of $254,083 in 2006 (54% of related sales).

Golf operating expenses totaled $1,862,666 in 2007 compared to $1,526,105 in 2006.  Increased costs result primarily from operation of the full service restaurant beginning in December 2006 and maintenance of the new nine-hole executive golf course as it grew in during 2007.

Management and consulting payroll and related expenses totaled $3,923,672 in 2007, compared to $3,352,703 in 2006.  The increased costs reflect primarily the personnel costs of three new employees hired near the end of 2005, two additions in 2006, and one in 2007, plus salary increases for other employees.

Depreciation and amortization included in the company’s consolidated statement of operations was $588,164 in 2007 and $801,605 in 2006. The cost of intangible contract rights acquired is amortized as revenue is received from those contracts.  Amortization in 2006 included $500,000 related to the Gyrodyne contract discussed under management fee revenue above.  There was no amortization of intangible contract costs in 2007; however, depreciation of the airplane began in 2007 and totaled $400,000 for the year.

General, administrative and other expenses

General, administrative and other expenses totaled $2,457,401 in 2007 and $1,042,500 in 2006.  The increase reflects, primarily, the operating costs of the new corporate airplane.

Other income and expense

Equity in income (loss) of unconsolidated affiliates reflects the company’s share of the operating income or loss of Landmark Developments of Spain, SL and Apes Hill Development SRL in Barbados. The Spanish company was organized in March 2003 and reported losses until 2007.  The company’s 50% share of the Spanish company’s 2007 income was $414,116; its share of losses was $176,403 in 2006.  The Barbados company began operations in December 2005 and also reported losses until 2007. The company’s 33.3% share of the Barbados company’s 2007 income was $186,620; its share of losses was $375,222 in 2006.  Presidential Golf Club, LLC has capitalized all costs incurred through December 31, 2007 and is expected to open its golf course for business in 2008.  See Note 1 to the Consolidated Financial Statements for information on potential changes to the company’s ownership interest in this affiliate.

Interest income increased from $175,868 in 2006 to $248,731 in 2007 primarily reflecting the larger cash balances invested in overnight funds pending investment in future projects.

Interest expense totaled $630,907 in 2007 compared to $347,488 in 2006.  The 2007 increase results primarily from the interest paid on the financing of the corporate airplane.

Federal and state income taxes

Effective January 1, 2007, the company implemented Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.  Please see Note 13 to the Consolidated Financial Statements in Part 4 for additional information on the effect of FIN No. 48 on the 2007 financial statements.

The company reported a loss before income taxes of $233,786 for the year ended December 31, 2007.  Certain stock based compensation, airplane expenses, and meals which cannot be deducted for income tax purposes, (permanent differences in book and taxable income) account for the difference in the benefit recognized ($21,000) and the amount that normally would have been recognized on the $233,786 loss.  Separate returns are required for each entity for state taxes.  Tax liabilities and benefits from different states cannot be offset against each other; consequently, there is a provision of $87,718 for state taxes in 2007.

For the year ended December 31, 2006, the company reported income before taxes of $6,017,006. Permanent and temporary differences between GAAP and tax reporting increased taxable income to approximately $7,500,000.  In its 2006 federal income tax return, the company used approximately $6,962,000 of the 2002 net operating loss carryover to offset 2006 taxable income. FASB proposed interpretations required that the company provide for income taxes on the 2006 taxable income without recognizing the tax benefit provided by the 2002 net operating loss carryover. Accordingly, the 2006 tax provision in the amount of $2,126,181 reflects changes in other deferred tax assets and liabilities, but no benefit for the use of the 2002 net operating loss carryover.

Liquidity and capital resources

Current assets total $6,336,679 at December 31, 2007 and $9,322,894 at December 31, 2006 reflecting the decrease in real estate sales deposits held in escrow at South Padre and the increased investment in real estate development there.

Real estate and golf management contract rights reflect the unamortized purchase price of contract rights acquired in 2003.  As discussed under management fee revenue above, the company’s contract with Gyrodyne was terminated in 2007 and its acquisition cost and accumulated amortization were removed from the balance sheet.  Amortization of the remaining unamortized cost will resume when approvals are in place and development commences under the company’s contract on the New York property.  No new contracts were purchased in 2007 or 2006.

Real estate held for either development or sale increased from $12,458,697 at December 31, 2006 to $15,856,753 at December 31, 2007 reflecting, primarily, the purchase of approximately 1,800 acres of vacant land at South Padre. Composition of the inventory is described in Item 2 of this Form 10-K and in Notes 3 and 4 to the Consolidated Financial Statements.

Property and equipment increased $3,694,055 during 2007, reflecting the cost of the corporate airplane offset, in part, by depreciation recorded for the year.  See Note 2 to the Consolidated Financial Statements for additional information on the composition of property and equipment.

Other assets increased by $5,070,039 during 2007, resulting, primarily, from the company’s recognition of deferred tax assets related to the implementation of FIN No. 48 as discussed in Note 13 to the Consolidated Financial Statements.

Liabilities increased from $16,987,527 at December 31, 2006 to $19,970,149 at December 31, 2007, primarily reflecting the increase in bank loans for the purchase of the airplane and the vacant land at South Padre. South Padre finances its real estate development primarily with loans from local and regional banks. The loans are secured by deeds of trust on the real property and by guarantees issued by the company. Debt is typically repaid from real estate sales proceeds.  Details of the various loans from banks and affiliates are included in Notes 9 and 10 to the Consolidated Financial Statements.  Approximately $7.6 million of construction debt scheduled to mature in 2008 has been renewed or is in the process of being renewed, subsequent to December 31, 2007, with maturity dates in 2009.  Debt to affiliates in the approximate amount of $1.2 million is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.

Stockholders’ equity increased by $6,193,313 in 2007 reflecting primarily the company’s recognition of deferred tax assets from the implementation of FIN No. 48 on January 1, 2007.  That increase in capital was partially offset by the company’s payment of cash dividends on common and preferred shares, all as discussed in Notes 5 and 13 to the Consolidated Financial Statements.

 The company believes that its available capital and credit sources will be adequate to fund anticipated operations. While the company continues to seek other investment opportunities, there are no outstanding investment commitments at December 31, 2007.

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies and the possible effect of changes in estimates on our financial results and statements are discussed below. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.

Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not.

The estimated net future benefit available to the company from all its deferred tax positions is approximately $50,117,000 at December 31, 2007; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  In view of historical earnings, the company has established a valuation allowance against the asset in the approximate amount of $45,449,000, reducing the net benefit to $4,668,000 included on the December 31, 2007 balance sheet.  The valuation allowance will be adjusted if changes in circumstances cause a change in management’s judgment about the realizability of the deferred tax assets in future years.  A change in the valuation allowance could materially affect the tax benefit or provision reported in the period of the change.

Impairment of long-lived assets: In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, management evaluates the company’s contract rights acquired to determine whether events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the asset’s carrying value is not recoverable and exceeds its fair value.  Recoverability is based upon the undiscounted estimated future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

Item 8. Financial Statements and Supplementary Data

The following financial statements of Landmark Land Company, Inc. are included in this report on Form 10-K immediately following Part IV, Item 14 and immediately preceding the Signatures pages of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2007 and 2006.

3.	Consolidated Statements of Operations for Years Ended December 31, 2007 and 2006.

4.	Consolidated Statements of Comprehensive Income or Loss for the Years Ended December 31, 2007 and 2006.

5.	Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2007 and 2006.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006.

7.	Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with Aronson & Company on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures during our two most recent fiscal years or any subsequent interim period.

Item 9.A. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the company, together with its consolidated subsidiaries (we, us, or the company), is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).  Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting in the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is certain information concerning each Director and executive officer of the company.

Name	Age	Position

Gerald G. Barton	76	Chairman of the Board of Directors and Chief Executive Officer

Jim L. Awtrey	64	Director and Senior Vice President

Claudia Holliman	59	Director

Bernard G. Ille	81	Director

David A. Sislen	52	Director

Robert W. White	78	Director

Harold F. Zagunis	50	Director

William W. Vaughan, III	55	Director, President, General Counsel and Assistant Secretary

Joe V. Olree	69	Senior Vice President and Chief Financial Officer

James C. Cole	58	Senior Vice President

Gary R. Kerney	65	Senior Vice President

Gerald D. Barton	49	Senior Vice President

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

Ms. Holliman was appointed as a Director in April 2007.  Ms. Holliman has been a senior vice president for Smith Barney, or one of its predecessor firms, for over 20 years.  Ms. Holliman resigned from Landmark’s Board of Directors effective as of December 12, 2007 due to her other business commitments.

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

Mr. Zagunis was appointed by the Board of Directors as a Director on August 10, 2007.  Mr. Zagunis has served as a Vice President of Redwood Trust, Inc. since 1995.  From 2000 to 2006, Mr. Zagunis also served as Chief Financial Officer, Controller, Treasurer, and Secretary of Redwood Trust, Inc..

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

The company has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act comprised of Directors Robert W. White, Bernard G. Ille, Claudia Holliman, David A. Sislen and Harold F. Zagunis.  Mr. Ille is the audit committee's independent financial expert and he is “independent” as defined in the listing standards for NASDAQ.  Ms. Holliman resigned from the Board of Directors and the audit committee on December 12, 2007 due to her other business commitments.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon our review of the forms which we received with respect to the 2007 fiscal year, the company believes that there were no late filings of any required Forms 3, Forms 4 and Forms 5 by the officers or Directors of the company with the Securities and Exchange Commission for fiscal year 2007, except that Robert W. White, a director, failed to file a Form 5 on a timely basis.  Said Form 5 was filed one day after the deadline for the filing of this form and covered two separate purchases made by Mr. White during 2007 for an aggregate of 880 of the company’s common shares.

The company has adopted a Code of Ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The company will provide any person, without charge upon request, a copy of such Code of Ethics. Such request must be in writing addressed to the company's general counsel at the location of the company's principal executive offices noted on the first page of this annual report.

Item 11. Executive Compensation

Compensation of Officers. For fiscal years ended December 31, 2007 and December 31, 2006, Gerald G. Barton, Jim L. Awtrey and Gary R. Kerney each received remuneration in his respective capacity as follows:

SUMMARY COMPENSATION TABLE

		Annual Compensation
		Salary	Bonus	Option Awards (c)	All Other Compensation (d)	Total
Name and
Principal Position	Year	($)	($)	($)	($)	($)

Gerald G. Barton	2007	313,419	-	-	14,118(e)	327,537
Chairman of Board,	2006	312,793	-	-	8,397	321,190
President and CEO (a)

Jim L. Awtrey	2007	264,260	-	4,131	9,000	277,391
Senior Vice President	2006	76,635(f)	-	5,429	-	82,064

Gary R. Kerney	2007	264,260	-	109	9,000	273,369
Senior Vice President (b)	2006	257,569	101,000	-	8,800	367,369

(a)	Amounts paid as salary to Mr. Barton include consulting fees paid to an entity wholly-owned by Mr. Barton and his wife.

(b)	Mr. Kerney was granted a bonus during 2006 in the form of a new automobile valued at $101,000.

(c)
A discussion of the assumptions made in the valuation of the awards of the stock options is set forth in Note 6 to the Consolidated Financial Statements included in this Annual Report.  Each of these options was granted pursuant to the terms of The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan which is discussed in Item 12 below.

(d)	Includes payments by the Company to the 401(k) Plan accounts of the named individuals.

(e)
Includes $5,721 reimbursed during 2007 for the payment of taxes relating to personal use of the corporate aircraft.  The company takes the position that there is no incremental cost to the company for personal use of corporate aircraft, i.e., travel on a flight by a company executive’s relatives or acquaintances, if the primary purpose of the flight is for the company’s business purposes.

(f)	Mr. Awtrey was employed by the company for only a portion of 2006.

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units on Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
		(a)
Gerald G. Barton	-	-	-	-	-	-	-	-	-

Jim L. Awtrey	-	62,500	-	1.60	11/17/2016 (b)	-	-	-	-
		30,000		2.85	05/22/2017 (c)

Gary R. Kerney	-	15,000	-	1.70	11/29/2017 (d)	-	-	-	-

(a)	A discussion of The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan is set forth in Item 12 below.

(b)	This option grant under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan will vest on November 18, 2011.

(c)	This option grant under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan will vest on May 23, 2012.

(d)	This option grant under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan will vest on November 30, 2012.

Compensation of Directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerald G. Barton (c)	-	-	-	-	-	-	-

Jim L. Awtrey (c)	-	-	-	-	-	-	-

Claudia Holliman (d)	8,000	-	36,300(a)(b)	-	-	-	44,300

Bernard G. Ille	12,000	-	(a)	-	-	-	12,000

David G. Sislen	12,000	-	(a)	-	-	-	12,000

Robert W. White	12,000	-	(a)	-	-	-	12,000

William W. Vaughan, III (c) (e)	-		-	-	-	-	-

Harold F. Zagunis	5,000	-	31,386(a)(b)	-	-	-	36,386

(a)	As of the end of 2007, each of the outside Directors had an outstanding option to purchase 50,000 shares of the company’s common stock. A discussion of these options is set forth in Item 12 below.

(b)	A discussion of the assumptions on the valuation of the options is set forth in Note 6 to the Consolidated Financial Statements included in this annual report.

(c)
Mr. Barton, Chairman and Chief Executive Officer of the company, Mr. Awtrey, Senior Vice President, and Mr. Vaughan, the President, General Counsel and Assistant Secretary of the company, received no compensation during 2007 for services to the company as inside Directors.  Mr. Awtrey's outstanding stock options are set forth in Item 11 above.

(d)	Ms. Holliman resigned from Landmark’s Board of Directors effective as of December 12, 1007 due to her other business commitments.

(e)
As of December 31, 2007, Mr. Vaughan had an option to purchase 15,000 shares of the company’s common stock at $1.70 per share.  The option, which was granted pursuant to The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan, will vest on November 30, 2012 and will expire on November 29, 2017.

On August 1, 2002, the company adopted a policy of compensating outside Directors the sum of $3,000 per calendar quarter. Mr. White declined to accept such compensation until the company began operating at a profit during 2006.

Employment Contracts. There are no employment, termination of employment or change-in-control contracts between the company and any Director or officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Options

Equity Compensation Plan Information
	Number	Weighted-	Number of Securities
	of Securities	average	Remaining Available for
	to be Issued	Exercise	Future Issuance Under
	Upon Exercise	Price of	Equity Compensation
	of Outstanding	Outstanding	Plans (excluding
	Options, Warrants	Options	securities reflected
Plan Category	and Rights	and Rights	in column (a))
Equity compensation plans approved by security holders

Stock option grants under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (a)	708,000	$2.03 per share	68,000

Equity compensation plans not approved by security holders

Stock option grants to outside directors/ advisors (b)	300,000	$2.23 per share	-

Totals	1,008,000	$2.09 per share	68,000

(a)
The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (the “Plan”) was approved by the Board of Directors effective April 29, 2006, subject to the approval of the company’s shareholders.  This approval was granted at the November 18, 2006 Shareholders meeting and on January 9, 2007, the company filed a registration statement on Form S-8 for the shares covered by the Plan.  On June 2, 2006, the Board of Directors granted stock option awards to 19 employees for an aggregate of 186,000 shares of the company’s common stock at a purchase price of $1.74 per share, which was the fair market value of the company’s shares as of such date. On November 18, 2006, the Board of Directors granted a stock option under the Plan for 62,500 shares of the company’s common stock to Jim L. Awtrey at a purchase price of $1.60 per share, which was the fair market value of the company’s shares as of such date. On May 23, 2007, August 10, 2007 and November 30, 2007, the Board of Directors granted stock option awards to 38 employees for an aggregate of 471,500 shares of the company’s common stock at a purchase price of $2.85, $2.55, and $1.70 per share, respectively.  Each of the options generally provides that it (a) would not be exercisable on or before 5 years from the date of the grant (unless otherwise determined by the Board of Directors), (b) would lapse upon the employee’s termination of employment before the expiration of 5 years from the date of grant, and (c) would terminate 10 years from the date of grant.  Each of the options granted is intended to be an incentive stock option under the provisions of Section 422 of the Internal Revenue Code.

(b)
On May 1, 2006, the company granted each of Mr. Ille, Mr. Sislen, Mr. White and Mr. Paul Fish (outside counsel to the company) stock options to acquire 50,000 shares of the company’s common stock at a purchase price of $2.00 per share until April 30, 2011, at which time the stock option agreements expire.  On May 23, 2007, the company granted Ms. Holliman a stock option to acquire 50,000 shares of the company’s common stock at a purchase price of $2.85 per share until its expiration on May 23, 2012.  On August 10, 2007, the company granted Mr. Zagunis a stock option to acquire 50,000 shares of the company’s common stock at a purchase price of $2.55 per share until its expiration on August 10, 2012.

Security Ownership of Certain Beneficial Owners

The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of March 19, 2008 held by any persons known to the company to be a beneficial owner of more than 5% of the company's common stock.  The percentages were calculated based upon the 7,567,530 shares of common stock of the company outstanding on March 19, 2008.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Par $0.50 Common Stock	Gerald G. Barton 2817 Crain Highway Upper Marlboro, MD 20774	1,962,078	25.93%

Par $0.50 Common Stock	William W. Vaughan, III 2817 Crain Highway Upper Marlboro, MD 20774	503,207	6.65%

Par $0.50 Common Stock	G. Douglas Barton 2817 Crain Highway Upper Marlboro, MD 20774	504,507	6.66%

Par $0.50 Common Stock	Martha B. Doherty 2817 Crain Highway Upper Marlboro, MD 20774	503,207	6.65%

Security Ownership of Management

The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of March 19, 2008 held by each of the company’s directors and executive officers individually and all of the company’s directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Par $0.50 Common Stock	Gerald G. Barton	1,962,078	25.93%

Par $0.50 Common Stock	Jim L. Awtrey	0	Less than 1%

Par $0.50 Common Stock	Bernard G. Ille (a)	51,000	Less than 1%

Par $0.50 Common Stock	David A. Sislen (a)	51,100	Less than 1%

Par $0.50 Common Stock	Robert W. White (a)	81,186	1.07%

Par $0.50 Common Stock	William W. Vaughan, III	503,207	6.65%

Par $0.50 Common Stock	Harold F. Zagunis (a)	55,000	Less than 1%

Par $0.50 Common Stock	G. Douglas Barton	504,507	6.66%

Par $0.50 Common Stock	James C. Cole	228,810	3.02%

Par $0.50 Common Stock	Gary Kerney	376,615	4.98%

Par $0.50 Common Stock	Joe V. Olree	229,010	3.03%

Par $0.50 Common Stock	All Directors and Executive Officers as a group	4,042,513	51.38%

(a)	Each of the shareholdings reported for Mr. Ille, Mr. White, Mr. Sislen and Mr. Zagunis includes 50,000 shares under stock options that are immediately exercisable.

All shares shown above are currently beneficially owned by the named individuals. There are no arrangements in place involving the company, any of its executive management or any third parties known to the company that would result in a change in control of the company.

Item 13. Certain Relationships and Related Transactions

Transactions with Management and Control Persons

During the company’s last two fiscal years, there were no transactions with Directors, executive officers or persons who are known to be the beneficial owners of more than 5% of the company's common stock, or their immediate families, in which the company was, or is to be, a party, except as follows:

1.
As of December 31, 2007, a subsidiary of the company, DPMG Inc., had an obligation to pay an affiliate of Mr. Gerald G. Barton the full principal sum of $333,599, together with accrued interest thereon (at the rate of 15% per annum) of $327,756.  During the January 1, 2007 through December 31, 2007 period, no principal portion of the indebtedness was repaid, however, interest in the amount of $80,000 was paid to Mr. Barton.  During 2006, no principal portion of the indebtedness was repaid, however, interest in the amount of $100,000 was paid to Mr. Barton.  The company acquired DPMG Inc. during 2003.

2.
On December 31, 2007, a subsidiary of the company, South Padre Island Development, LLC, had an obligation to pay an affiliate of Mr. Gerald G. Barton the full principal sum of $558,475, together with accrued interest thereon (at the rate of 12% per annum) of $363,361.  During the January 1, 2006 through December 31, 2007 period, no payments of principal or interest were made.  The company acquired South Padre Island Development, L.P. (now South Padre Island Development, LLC) during 2004.

3.
During September 2005, a subsidiary of the company, DPMG Inc., entered into an agreement with Newco XXV, Inc. (“Newco”), an affiliate of Gerald G. Barton, the company chairman, whereby DPMG Inc. agreed to provide consulting services to Newco relating to the planning, design and development of certain real property owned by Newco.  The agreement provides that these services are to be provided at rates which are quoted by DPMG Inc. to non-affiliated third party entities.  During the January 1, 2007 through December 31, 2007 period, no services were performed for Newco pursuant to such agreement.  During the January 1, 2006 through December 31, 2006 period, DPMG Inc. performed services for Newco valued at approximately $13,000 pursuant to such agreement.

PART IV

Item 14. Principal Accounting Fees and Services

The following table sets forth fees for services Aronson & Company provided in 2007 and 2006:

	2007	2006

Audit feess (1)	$94,138	$92,424
Audit-related fee(2)	-	-
Tax fees (3)	-	-
All other fees (4)	11,248	-
Total	$105,386	$92,424

(1)
Represents fees for professional services rendered by the principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the company’s Form 10Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Represents fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements that are not reported as Audit fees above.

(3)	Represents fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.
(4)
Represents fees for products and services provided by the principal accountant other than the services reported as Audit fees, Audit-related fees or Tax fees.  Of the $11,248 which are characterized as All other fees, approximately $1,100 was billed for services relating to the auditor’s consent filed as an exhibit to the company’s Form S8 filing on January 9, 2007 and approximately $10,150 was billed as fees for the principal accountant’s review of a proposed acquisition which was not consummated during 2007.

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

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules

Consolidated Balance Sheets	F-3 – F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive (Loss) Income	F-6
Consolidated Statements of Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 – F-23

Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed with the Commission on February 7, 2003)
3.2	Bylaws of the Company (incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed with the Commission on February 7, 2003)
10.1	The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (incorporated by reference to Form S-8 dated January 4, 2007 and filed with the Commission on January 9, 2007)
10.2	Form of Stock Option Agreement for Outside Directors and Outside Counsel to the Board (incorporated by reference to Form S-8 dated January 4, 2007 and filed with the Commission on January 9, 2007)
10.3
Agreement and Plan of Acquisition of shares of KES, Inc. entered into effective August 31, 2003 (incorporated by reference to Form 8K dated August 26, 2003 filed with the Commission on September 10, 2003)

10.4
A purchase agreement entered into on October 1, 2004 between DPMG Inc. and New Delos Partners, L.P. to purchase South Padre Island Development, L.P. (incorporated by reference to Form 8K dated October 1, 2004 and filed with the Commission on October 7, 2004)

10.5
A Member’s Agreement of Apes Hill Development SRL entered into between LML Caribbean, Ltd. and C.O. Williams Investments, Inc. in December 2005 (incorporated by reference to Form 10KSB dated December 31, 2005 and filed with the Commission on March 23, 2006)

10.6
An agreement between DPMG Inc. and Gyrodyne Company of America, Inc. providing for consulting services to Gyrodyne and terminating the Golf Operating Agreement and the Asset Management Agreement (incorporated by reference to Form 8K dated February 15, 2007 and filed with the Commission on February 16, 2007)

10.7
Purchase Agreement between Landmark Land Company, Inc. and Dixie South Texas Holdings, Ltd. entered into on April 13, 2007 (incorporated by reference to Form 8K dated April 13, 2007 filed with the Commission on April 17, 2007)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Aronson & Company
31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004
31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004
32.1*	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004
32.2*	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004
__________________________

* Filed herewith

Landmark Land Company, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Landmark Land Company, Inc.
Upper Marlboro, MD

We have audited the accompanying Consolidated Balance Sheets of Landmark Land Company, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Land Company, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, January 1, 2007.

Rockville, Maryland
March 26, 2008

Landmark Land Company, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006

Assets	2007	2006
Current assets
Cash and cash equivalents	$4,934,820	$5,437,186
Accounts receivable	315,932	2,790,318
Receivable from affiliates	733,771	645,123
Inventories	117,028	95,541
Other current assets	235,128	261,726
Deferred tax asset	-	93,000
Total current assets	6,336,679	9,322,894

Real estate and golf management contract rights acquired, net of accumulated amortization of $924,472 and $1,482,389 in 2007 and
2006, respectively	2,361,115	2,361,115

Real estate
Real estate held for sale	1,379,203	792,382
Real estate held for or under development	14,477,550	11,666,315
Total real estate	15,856,753	12,458,697

Property and equipment, net of accumulated depreciation
of $785,818 and $202,216 in 2007 and 2006, respectively	4,960,701	1,266,646

Other assets
Investment in unconsolidated affiliates	4,587,466	4,096,627
Deposits	100,000	135,800
Deferred tax assets, non-current	4,668,000	53,000
Total other assets	9,355,466	4,285,427

Total assets	$38,870,714	$29,694,779

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006

Liabilities and Stockholders' Equity	2007	2006
Current liabilities
Current portion of notes payable to others	$8,353,641	$669,361
Current portion of liabilities to affiliates	1,192,074	1,192,074
Accounts payable and accrued expenses	623,629	714,039
Accrued payroll and related expenses	326,309	269,763
Accrued interest due affiliates	845,845	771,140
Accrued interest due others	300,168	239,776
Dividends payable	-	382,698
Other liabilities and deferred credits	311,393	1,579,402
Current income taxes	76,000	2,532,000
Total current liabilities	12,029,059	8,350,253

Long term liabilities
Notes payable to others	7,941,090	8,637,274

Total liabilities	19,970,149	16,987,527

Stockholders' equity
Preferred stock, Series C, non-voting, $0.50 par value; $100 liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 10,000 shares issued and
outstanding stated at liquidation value	1,000,000	1,000,000
Common stock, $0.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,424,367	30,304,044
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(15,560,779)	(21,649,514)
Accumulated other comprehensive loss	(65,437)	(49,692)
Total stockholders' equity	18,900,565	12,707,252

Total liabilities and stockholders' equity	$38,870,714	$29,694,779

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations

	Years ended December 31,
	2007	2006
Revenues
Real estate sales	$19,674,625	$22,187,252
Golf course revenue	1,264,805	1,291,693
Golf merchandise sales	296,999	304,286
Food and beverage sales revenue	304,727	162,757
Management and consulting revenue	2,276,017	5,352,436
Reimbursement of out-of-pocket expenses	1,755,063	1,364,344
Total	25,572,236	30,662,768

Costs of revenues
Cost of real estate sold	12,987,515	14,231,593
Real estate operating expenses	2,113,180	1,349,585
Cost of golf merchandise sold	188,543	182,403
Cost of food and beverage sold	148,378	71,680
Golf operating expenses	1,862,666	1,526,105
Out-of-pocket expenses	1,755,063	1,364,344
Management and consulting payroll and related expenses	3,923,672	3,352,703
Depreciation and amortization	588,164	801,605
Total	23,567,181	22,880,018

Operating income	2,005,055	7,782,750

General, administrative and other expenses	(2,457,401)	(1,042,500)

Other income (expenses)
Equity in income (loss) of unconsolidated affiliates	600,736	(551,624)
Interest income	248,731	175,868
Interest expense	(630,907)	(347,488)
Total other income (expenses)	218,560	(723,244)

(Loss) income before income taxes	(233,786)	6,017,006

Federal and state income taxes	(66,718)	(2,126,181)

Net (loss) income	$(300,504)	$3,890,825

Basic (loss) income per common share	$(0.05)	$0.50

Diluted (loss) income per common share	$(0.05)	$0.49

Basic weighted average shares outstanding	7,567,530	7,649,915

Diluted weighted average shares outstanding	7,567,530	7,655,077

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Years ended December 31,
	2007	2006

Net (loss) income	$(300,504)	$3,890,825
Other comprehensive (loss) income
Foreign currency translation adjustments	(15,745)	(20,077)

Comprehensive (loss) income	$(316,249)	$3,870,748

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Stockholders’ Equity

							Accumulated
							Other
		Common	Preferred	Paid In	Treasury	Accumulated	Comprehensive
	Total	Stock	Stock	Capital	Stock	Deficit	(Loss) Income

Balance at January 1, 2006	$9,743,243	$4,402,234	$1,000,000	$30,190,861	$(1,142,527)	$(24,677,710)	$(29,615)

Stock options issued to directors
and counsel	100,000	-	-	100,000	-	-	-

Employee stock compensation	13,183	-	-	13,183	-	-	-

Treasury stock purchased, 92,525
common shares	(157,293)	-	-	-	(157,293)	-	-

Net income for the year	3,890,825	-	-	-	-	3,890,825	-

Dividends declared on common stock	(759,066)	-	-	-	-	(759,066)	-

Dividends declared on preferred stock	(103,563)	-	-	-	-	(103,563)	-

Foreign currency translation	(20,077)	-	-	-	-	-	(20,077)

Balance at December 31, 2006	12,707,252	4,402,234	1,000,000	30,304,044	(1,299,820)	(21,649,514)	(49,692)

Stock options issued to directors	67,686	-	-	67,686	-	-	-

Employee stock compensation	52,637	-	-	52,637	-	-	-

Cumulative impact of change in
accounting for uncertainties in
income taxes	6,867,000	-	-	-	-	6,867,000	-

Net loss for the year	(300,504)	-	-	-	-	(300,504)	-

Dividends declared on common stock	(377,761)	-	-	-	-	(377,761)	-

Dividends declared on preferred stock	(100,000)	-	-	-	-	(100,000)	-

Foreign currency translation	(15,745)	-	-	-	-	-	(15,745)

Balance at December 31, 2007	$18,900,565	$4,402,234	$1,000,000	$30,424,367	$(1,299,820)	$(15,560,779)	$(65,437)

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006
Cash flows from operating activities
Net (loss) income for the period	$(300,504)	$3,890,825
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	588,164	801,605
Stock bonus and options expensed	120,323	113,183
Equity in (income) loss of unconsolidated affiliates	(600,736)	551,624
(Increase) decrease in
Accounts receivable	2,474,386	(2,424,522)
Receivable from affiliates	154,253	1,765,074
Inventories	(21,487)	606
Other current assets	26,598	(19,118)
Deposits	35,800	(135,800)
Increase (decrease) in
Accounts payable and accrued expenses	(90,410)	167,959
Accrued payroll and related expenses	56,546	73,169
Accrued interest	135,097	136,326
Income tax liability	(111,000)	2,083,000
Other liabilities and deferred credits	(1,268,009)	815,168
Net cash provided by operating activities	1,199,021	7,819,099

Cash flows from investing activities
Purchase of property and equipment	(4,298,942)	(626,976)
Sale of property and equipment, net	16,723	37,762
Purchase and development of real estate	(16,643,774)	(18,729,336)
Sale of real estate inventory	13,245,719	14,585,826
Investment in unconsolidated affiliate	(148,750)	(4,551,250)
Net cash used by investing activities	(7,829,024)	(9,283,974)

Cash flows from financing activities
Proceeds from debt to others	19,572,018	16,208,679
Repayments of debt to others	(12,583,922)	(13,228,759)
Cash dividends paid on stock	(860,459)	(864,570)
Purchase of common stock for treasury	-	(157,293)
Net cash provided by financing activities	6,127,637	1,958,057

Net (decrease) increase in cash during period	(502,366)	493,182

Cash balance, beginning of period	5,437,186	4,944,004

Cash balance, end of period	$4,934,820	$5,437,186

Supplemental disclosure of cash flow information:
Cash paid for interest, including $80,000 and $100,000 paid to
affiliates in 2007 and 2006	$1,151,389	$668,609

Cash paid for income taxes	$178,960	$43,131

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

During 2000, the company was awarded a judgment against the United States in the above-referenced suit in the amount of $21,458,571, which judgment was affirmed on appeal in July of 2001. The further appeal period expired during the first quarter of 2002 without an appeal being filed and the company received the full amount of the judgment in March 2002. After settling various claims remaining from its previous operations, the company began to rebuild as discussed herein.

(II) Landmark of Spain, Inc.

In February 2003, the company formed Landmark of Spain, Inc., a Delaware corporation. In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, SL to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investment on the equity method. Landmark Developments of Spain, SL’s functional currency is the Euro (€).

The company was obligated to fund 1,000,000 € ($1,250,587 at time of funding) to the Spanish company during its first two years of operations. Through December 31, 2007, the company’s 50% share of the Spanish company’s operating losses totaled $1,099,941, resulting in net equity investment of $150,646. At December 31, 2006, the company’s share of the Spanish company’s accumulated deficit was $1,493,488 and exceeded its investment by $242,901.  This excess loss has been deducted from its receivable from this unconsolidated affiliate in the December 31, 2006 balance sheet. The assets and liabilities of the company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year.

Landmark Developments of Spain, SL reported the following condensed financial position and profit (loss) for the periods ended December 31, 2007 and 2006, translated into U.S. dollars.

	2007	2006

Assets	$1,036,976	$904,325
Liabilities	726,037	1,390,128
Stockholders’ equity (deficit)	310,939	(485,803)
Net profit (loss)	852,891	(382,307)

(III) DPMG, Inc.

Effective August 31, 2003, the company acquired all the outstanding stock of KES, Inc., an Ohio corporation that owned directly or indirectly 100% of (1) DPMG, Inc., a Delaware corporation formed in January 1996, (2) OTP, Inc., an Oklahoma corporation formed in September 1994, (3) Delos Partners, Inc., an Ohio corporation formed in December 1993, and (4) Landmark Hellas, Inc. (formerly Landmark International Corp.), an Oklahoma corporation formed in December 1998. The primary assets of the acquired companies consist of interests in undeveloped land and golf and real estate management and development contracts.

Effective June 30, 2004, KES, Inc., Landmark Hellas, Inc., Delos Partners, Inc., and OTP, Inc. were merged into DPMG, Inc. in a tax-free reorganization under Internal Revenue Code Section 368.

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

In December 2005, LML Caribbean, Ltd. and C. O. Williams Investments, Inc., a local Barbados company (“Williams”), created Apes Hill Development SRL (“Apes Hill”), a society incorporated under the provisions of Society With Restricted Liability Act Cap. 318B of the Laws of Barbados. Caribbean owns one-third and Williams owns two-thirds of Apes Hill. Apes Hill is developing a golf course, resort, and residential community on approximately 470 acres on the island of Barbados.  It closed its first lot sales in the development in December 2007.

Caribbean accounts for its investment in Apes Hill on the equity method. Its $4,000,000 investment commitment to Apes Hill was funded in January 2006. Caribbean’s share of Apes Hill’s profit (loss) in 2007, 2006, and 2005 was $186,620, ($375,222), and  ($79,402), respectively, for a cumulative loss of ($268,004).

Caribbean’s functional currency is the Eastern Caribbean dollar. Apes Hill’s functional currency is the Barbados dollar. Conversions of Barbados dollars into U.S. dollars requires approval of the Central Bank of Barbados (“Bank”).  Therefore, the company’s ability to repatriate profits and capital from Apes Hill may be limited or delayed depending on the level of international reserves under the Bank’s control.  Apes Hill reported the following condensed financial position and profit (loss) for the periods ended December 31, 2007 and 2006, translated into U.S. dollars.

	2007	2006

Assets	$79,013,098	$35,241,722
Liabilities	67,817,013	24,605,484
Stockholders’ equity	11,196,085	10,636,238
Net profit (loss)	559,847	(1,125,556)

(VI) Presidential Golf Club, LLC

Effective as of December 8, 2005, DPMG, Inc. and V.O.B. Limited Partnership, a Maryland limited partnership (“VOB”), formed Presidential Golf Club, LLC, a Maryland limited liability company (“Presidential”). Presidential will develop and operate an 18-hole championship golf course on approximately 240 acres of land in Upper Marlboro, Maryland.

DPMG owns 50% of Presidential and accounts for its investment on the equity method. Its initial investment was funded in January 2006.  The investment totaled $700,000 and $551,250 at December 31, 2007 and 2006, respectively. Presidential’s costs incurred through 2007 were directly related to the golf course development and were capitalized as development in progress. Presidential reported the following condensed financial position at December 31, 2007 and 2006.

	2007	2006

Assets	$16,512,301	$9,010,754
Liabilities	15,112,301	7,908,254
Stockholders’ equity	1,400,000	1,102,500

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

In the summer of 2007, VOB requested that the Presidential limited liability agreement be amended to restructure the equity and debt being provided by VOB for construction of the golf facilities.  Current drafts of the proposed amendment anticipate that VOB will write off a portion of the cost of the golf course against its surrounding real estate development and convert the remainder of its funding from debt to equity.  If an agreement is reached along the lines of the current proposal, the company’s equity ownership percentage in Presidential will be reduced to approximately 7.5%, reflecting the increased equity investment by VOB.

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

Merchandise inventories: Golf merchandise inventory is carried at the lower of cost or market. Cost is determined by the weighted average cost method. Inventory at December 31, 2007 and 2006 totaled $117,028 and $95,541 respectively.

Accounts receivable and concentrations of credit risk: Accounts receivable are stated at the amount the companies expect to collect. The companies maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the companies’ customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the companies provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the companies have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. No allowance was considered necessary in 2006 and 2005.  During 2007, the company created an allowance of $50,000 and charged off $23,424 of uncollectible accounts.  There remains an allowance balance of $26,576 at December 31, 2007.

Property and equipment: Property and equipment are recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	Shorter of estimated life or lease term
Furniture and fixtures	7-10 years
Machinery and equipment	3-8 years
Aircraft	10 years
Software	3 years
Buildings	40 years

Depreciation expense totaled $588,164 and $114,203 for the years ended December 31, 2007 and 2006, respectively.

Real estate and golf management contract rights: The company, through its DPMG subsidiary, owns management, development, and profit participation contract rights in various real estate and golf properties in the United States, Spain, and the Caribbean. At December 31, 2007 and 2006, these contracts were reflected on the company’s balance sheets as follows:

	2007	2006

Allocated acquisition cost	$3,285,587	$4,765,587
Impairment loss allowance	-	(922,083)
Accumulated amortization	(924,472)	(1,482,389)
Net book value	$2,361,115	$2,361,115

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Amortization of golf management contracts is recognized on a straight-line basis over three years. Amortization of real estate development and management contracts is recorded on the gross revenue method over the expected life of each contract of six to eighteen years. The principal contract with remaining unamortized costs at December 31, 2007 is currently on hold, pending zoning and development approval to start development; consequently, no amortization expense was recognized for the year ended December 31, 2007.  Amortization was $687,402 for 2006.  Estimated amortization for the next five years is as follows:

Year Ending December 31,	Amount

2008	$37,254
2009	7,442
2010	195,712
2011	252,972
2012	293,005

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

Real estate under development: Land costs include direct and indirect acquisition costs, off-site and on-site improvements, and carrying charges for projects under active development. Interest and other carrying costs on projects not under development are charged to operations.

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

Marketing costs: The company’s policy is to expense marketing costs as incurred. Marketing expense included in the consolidated statement of operations for the years ended December 31, 2007 and 2006 was $524,263 and $487,150, respectively.

Foreign currency translation: The assets and liabilities of the company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains, and losses are translated at the average rates of exchange for the year.  The aggregate foreign currency translation gain included on the Statement of Operations was $29,168 and $20,424 in 2007 and 2006, respectively.  Gains and losses resulting from translation of the foreign entity’s year-end balance sheet are accumulated as a separate component of stockholders’ equity until the respective assets or liabilities are liquidated.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Earnings per share: Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the common stock options granted to employees, directors, and legal counsel. The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Year Ending December 31,
	2007	2006

Net (loss) income	$(300,504)	$3,890,825
Less: Preferred dividends	100,000	103,563
Net (loss) income available to common stockholders	(400,504)	3,787,262

Weighted average common shares outstanding	7,567,530	7,649,915
Incremental shares from assumed exercise of dilutive options	-	5,162
Diluted weighted average common shares outstanding	7,567,530	7,655,077
Basic (loss) income per common share	$(0.05)	$0.50
Diluted (loss) income per common share	$(0.05)	$0.49

The dilutive effect of the employees’ and directors’ stock options is reported using the treasury stock method (i.e., the assumed proceeds received from exercise of the options are assumed to be used to purchase treasury shares at the average market price for the period).  In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted earnings per share is calculated in the same manner as basic earnings per share.

Impairment of long-lived assets: In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, management evaluates intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the asset’s carrying value is not recoverable and exceeds its fair value.  Recoverability is based upon the undiscounted estimated future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

Warranty accruals: The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds. The accompanying financial statements include a provision for warranty expense calculated as .5% of gross house sales. The summary of the warranty accruals for 2007 and 2006 follows:

	2007	2006

Warranty accrual balance January 1	$146,635	$82,260
Provision for warranty	85,384	84,968
Payments	(99,854)	(20,593)
Warranty accrual balance December 31	$132,165	$146,635

Customer deposits: As part of the company’s homebuilding operations, homebuyers are required to pay an upfront deposit with the company when a home purchase contract is executed. The company records this deposit as a liability until such time as the contract actually closes and title passes to the purchasers. As of December 31, 2007 and 2006, the company had customer deposits totaling $153,264 and $1,360,640, respectively.  These deposits are included in other liabilities and deferred credits on the company’s balance sheets.

Out of pocket expenses: The company’s management, construction, and development agreements require customers to pay a management fee plus reimbursement for the out of pocket expenses incurred on behalf of the customer. Consistent with EITF Topic 01-14, “Income Statement Characterization of Reimbursements Received For Out of Pocket Expenses Incurred”, the company recognizes this reimbursement as a separate component of revenue and operating expenses on the Consolidated Statement of Operations.

Reclassifications: Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation. These reclassifications had no impact on previously reported net income.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

2. Property and equipment

At December 31, 2007 and 2006, property and equipment consist of the following:

	2007	2006

Aircraft	$4,047,280	$-
Golf course improvements	282,752	273,536
Buildings	562,925	526,828
Automobiles	50,831	10,095
Furniture, machinery, and equipment	802,731	658,403
	5,746,519	1,468,862
Less: Accumulated depreciation	(785,818)	(202,216)

Total property and equipment	$4,960,701	$1,266,646

Property and equipment is carried at cost, less accumulated depreciation.

3. Real estate held for sale

The company, through subsidiaries, owns the following interests in real estate held for sale at December 31, 2007 and 2006:
	2007	2006

Laguna Vista, TX – developed single family lots	$1,020,681	$425,882
Laguna Vista, TX – completed homes, including models	358,522	366,500

Total real estate held for sale	$1,379,203	$792,382

4. Real estate held for or under development

At December 31, 2007 and 2006, the company, through its subsidiaries, owns real estate held for or under development in Texas and Hawaii as follows:

	2007	2006

Laguna Vista, TX – developed lots for future home construction	$1,633,670	$942,623
Laguna Vista, TX – home construction costs in progress	4,262,515	5,968,296
Laguna Vista, TX – lot development costs in progress	2,280,776	3,001,796
Laguna Vista, TX – vacant land	5,011,995	477,356
Total real estate held for or under development at South Padre	13,188,956	10,390,071

Hana, HI – 45% interest in approximately 128 acres	1,288,594	1,276,244

Total real estate held for or under construction	$14,477,550	$11,666,315

Real estate held for or under development is valued at the lower of cost or net realizable value.  All of the real estate held for sale as development in Texas is pledged as collateral for development loans.  See Note 10 for details.  See Note 12 for additional information on the company’s purchase of vacant land for development.

The company capitalizes interest costs related to land development activities as the land is prepared for its intended use. Capitalization ceases when the development is substantially complete. Interest on debt associated with operations and equipment is expensed as incurred. See Notes 9 and 10 for details on debt and amounts of interest capitalized to real estate or expensed to operations.

5. Stockholders’ equity

In November 2006, the company purchased 92,525 common shares at $1.70 per share. The $157,293 purchase price was charged to the treasury stock account.

Effective January 1, 2007, the company implemented Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, recognizing $6,867,000 of deferred tax assets not previously included on the balance sheet.  The same amount was credited to accumulated deficit as described more completely in Note 13, Income taxes.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The company has declared dividends on common stock during the years 2007 and 2006 as shown in the following table.  In each case, the dividend was payable on the first business day that was ten days after the record date.  The dividends paid during 2007 represented a return of capital rather than a distribution of earnings and profits.

Declaration Date	Amount Per Share	Record Date

11/6/07	$0.025	11/22/07
8/10/07	$0.025	8/24/07
8/26/06	$0.025	5/31/07
8/26/06	$0.025	2/28/07
8/26/06	$0.025	11/30/06
8/26/06	$0.025	9/8/06

During 2007 and 2006, the company granted stock purchase options to its outside directors, legal counsel, and certain employees as discussed in Note 6 Stock option plans. The Company is accounting for the options using the grant date fair value method. Using the Black Scholes Merton model, the directors and legal counsel options granted May 1, 2006 for 200,000 shares were valued at $0.50 per share, the grant on May 23, 2007 for 50,000 shares was valued at $0.73 per share and the grant on August 10, 2007 for 50,000 shares at $0.63 per share.  Since these options are immediately exercisable, the total value of the options was charged to expense and credited to paid-in capital in the amounts of $67,686 in 2007 and $100,000 in 2006.

The Black Scholes Merton model was also used to value the options granted to employees during 2007 and 2006 as summarized in the following table:

Date of Grant	No. of Shares	Exercise Price / Share	Option Value / Share

6/1/06	185,000	$1.74	$ .60
11/18/06	62,500	1.60	.43
5/23/07	199,000	2.85	1.03
8/10/07	2,500	2.55	.87
11/30/07	270,000	1.70	.43

Since the employees’ options vest at the end of five years, the estimated option value is being expensed over the five-year vesting period. The December 31, 2007 and 2006 financial statements include expense for the employee options in the amounts of $52,637 and $13,183, respectively, with the same amounts credited to paid-in capital.

In December 2005, the company sold 10,000 shares of Series C preferred stock, $0.50 par value, $100 liquidation value with a $10 cumulative annual dividend per share, for $1,000,000. The proceeds were credited to the preferred stock account.  Dividends were paid in the amount of $100,000 in 2007 and $103,563 in 2006.

6. Stock option plans

On December 31, 2007, the company had two share-based compensation plans, which are described below. The compensation cost related to options granted, based on the grant date fair value, was estimated in accordance with the provisions of SFAS No. 123R and has been charged against income for the twelve-months ended December 31, 2007 and 2006 in the total amount of $120,323 and $113,183, respectively. The deferred income tax benefit related to these share-based compensation arrangements was approximately $24,000 for the twelve months ended December 31, 2007 and $36,000 for the twelve months ended December 31, 2006.  No options were granted under the plans prior to the second quarter of 2006.

Incentive stock option plan

The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (“Plan”) was adopted by the Board of Directors on April 29, 2006, and approved by shareholders on November 18, 2006. The Plan permits the grant of stock options for up to 766,000 shares of common stock to company employees. Option awards are generally granted with an exercise price determined by the Board of Directors pursuant to the Plan, but not less than the fair market value of the company’s stock at the time of grant. Generally, options must be granted within ten years of the plan adoption date with vesting five years from date of grant and must be exercised within five years from date of vesting.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

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

Assumption	2007	2006

Expected volatility	43%	43%-44%
Expected term (in years)	7.5	7.5
Expected forfeiture	10%	5%-10%
Risk free rate	3.64%-4.80%	4.66%-5.01%
Expected dividends	3.50%-5.88%	4.00%-6.00%

A summary of option activity under the Plan since inception is presented below:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining	Aggregate	Average
		Exercise	Contractual	Intrinsic	Grant-Date
Options	Shares	Price	Term	Value	Fair Value

Outstanding at January 1, 2006	-	-	-	-	-
Granted	248,500	1.70	-	-	$0.56
Exercised	-	-	-	-	-
Forfeited or expired	(1,000)	1.74	-	-	$0.60
Outstanding at December 31, 2006	247,500	1.70	9.5 years	$85,475	$0.56
Exercisable at December 31, 2006	-	-	-	-

Outstanding at January 1, 2007	247,500	1.70	-	-	$0.56
Granted	471,500	2.19	-	-	$0.69
Exercised	-	-	-	-	-
Forfeited or expired	(11,000)	1.71	-	-	$0.60
Outstanding at December 31, 2007	708,000	2.03	9.3 years	-	$0.64
Exercisable at December 31, 2007	-	-	-	-	-

As of December 31, 2007 and 2006, there was $354,977 and $117,267, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The December 31, 2007 cost is expected to be recognized over the remaining 4.3 years vesting period for outstanding grants under the Plan.

Other stock option agreements

The company has entered into agreements with its outside directors and legal counsel under which it granted options to purchase the company’s common shares. On May 1, 2006, May 23, 2007 and August 10, 2007, six individuals were granted options to purchase a total of 300,000 shares. The options were granted with an exercise price equal to the fair market value at the time of grant. These options are immediately vested and expire five years from the date of grant.

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

Assumption	2007	2006

Expected volatility	43%	43%
Expected term (in years)	2.5	2.5
Risk free rate	4.51%-4.79%	4.87%
Expected dividends	3.50%-3.92%	4.00%

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

A summary of option activity under the agreements during 2007 and 2006 is presented below:

	2007				2006
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value	Shares	Price	Term	Value

Outstanding at January 1	200,000	2.00	-	-	-	-	-	-
Granted	100,000	2.70	-	-	200,000	2.00	-	-
Exercised	-	-	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-	-	-
Outstanding at December 31	300,000	2.23	3.7 years	-	200,000	2.00	4.3 years	$10,000
Exercisable at December 31	300,000	2.23	3.7 years	-	200,000	2.00	4.3 years	$10,000

The company recognized a total of $67,686 as directors’ fees in 2007 and $100,000 as directors’ fees and legal cost during 2006 related to these agreements with directors and legal counsel.  There was no related unrecognized cost as of December 31, 2007 and 2006.

7. Leasing activities

Real estate:  DPMG leases offices ($1,500 per month and, in 2007, an additional $760 per month) in Upper Marlboro, Maryland, airplane hangar space ($2,800 per month in 2007 only) in Easton, Maryland and, in 2006, an apartment in New York state, all on a month-to-month basis. Rent expense related to these leases is included in general and administrative expenses in the amounts of $65,492 in 2007 and $27,975 in 2006.  South Padre leases office space in Laguna Vista, Texas and, for several months in 2006, model homes in the development on a month-to-month basis. At December 31, 2007, South Padre was obligated for office rental payments of approximately $1,600 each month. Rent expense of $18,738 and $28,040 is included in real estate operating expenses in 2007 and 2006, respectively.

Equipment:  DPMG leases a mobile storage container on a month-to- month basis.  South Padre was obligated under operating leases for use of golf cars, golf maintenance equipment, and construction equipment, some of which expired in 2007. The remaining leases require payments of $4,926 per month through November 2009 for the golf cars and $485 per month through June 2010 for golf utility cars. On a month-to-month basis, South Padre also leases a mobile construction storage bin and various construction equipment on short term rentals as needed.  South Padre also leases global positioning equipment installed on the golf cars. Lease charges are based on a per-round usage fee, billed monthly. The consolidated statement of operations for 2007 and 2006 includes lease expense on these obligations and miscellaneous equipment rentals in the total amount of $116,063 and $107,862, respectively.  Minimum annual payments due under these leases in the future are as follows:

Year Ending December 31	Amount

2008	$64,920
2009	59,994
2010	2,904
Total	$127,818

8. Management agreements with unconsolidated affiliates

Landmark of Spain, Inc. has a consulting agreement with Landmark Developments of Spain, S.L. During 2007, the company refunded $58,554 of fees recognized under this agreement in prior years.  Fees earned in 2006 totaled $392,613.  Fees and reimbursable expenses were due to the company under this agreement in the amounts of $281,814 at December 31, 2007, and $590,020 (before deducting negative investment balance of $242,901) in 2006.  Amendments to the consulting agreement are being negotiated to reflect the company’s reduced responsibilities for the operating management of the Arcos Gardens project and its anticipated role in future projects.

In December 2005, DPMG entered into management agreements with Presidential Golf Club, LLC to provide golf course design, construction supervision, and golf operations management for the 18-hole championship golf course to be built near Upper Marlboro, Maryland. Fees earned under the contract totaled $201,945 and $402,581 in 2007 and 2006, respectively. The company owns 50% of Presidential Golf Club, LLC, but that percentage may be reduced as discussed in Note 1.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Also in December 2005, DPMG entered into management agreements with Apes Hill Development SRL to provide business plans, golf course design, project management, construction management, marketing, and operations management for its proposed 470 acre development in Barbados. Fees earned under the contract totaled $1,319,825 and $1,139,969 in 2007 and 2006, respectively. The company owns 33.3% of Apes Hill Development SRL as discussed in Note 1.

In September 2005, DPMG entered into an agreement with Newco XXV, Inc. (“Newco”), an entity affiliated with Gerald G. Barton, the company’s chairman, whereby DPMG agreed to provide consulting services to Newco relating to the planning, design, and development of certain real property owned by Newco. The agreement provides that these services are to be provided at the same rates quoted by DPMG to non-affiliated third party entities. No fees were earned under this contract during 2007.  Fees earned in 2006 totaled $13,345.

A summary of receivables due from unconsolidated affiliates under these contracts at December 31, 2007 and 2006 follows:
	2007	2006

Landmark Developments of Spain, S.L.	$281,818	$347,119
Presidential Golf Club, LLC	6,040	66,548
Apes Hill Development SRL	445,915	231,200
Newco XXV, Inc.	-	256
	$733,773	$645,123

9. Notes and advances payable to affiliates

The companies have the following notes and advances payable to various affiliates as of December 31, 2007 and 2006:

	2007	2006

Advances payable to Newco, an affiliate of the chairman and major stockholder of
the company, bearing interest at 15%, payable on demand. Accrued interest on these advances totaled $327,756 and $357,716 at December 31, 2007 and 2006, respectively	$333,599	$333,599

Advances payable to Newco, an affiliate of the chairman and major stockholder of
the company, bearing interest at 12%, payable on demand. Accrued interest on these advances totaled $363,361 and $296,344 at December 31, 2007 and 2006, respectively	558,475	558,475

Notes payable to a stockholder of the company, bearing interest at the prime rate
plus 1%, due on demand. Accrued interest on these notes totaled $154,728 and $117,080 at December 31, 2007 and 2006, respectively. Interest is due and payable annually as it accrues.	300,000	300,000

Total notes and advances payable to affiliates	1,192,074	1,192,074

Less portion due in one year	(1,192,074)	(1,192,074)

Long-term notes and advances payable to affiliates	$-	$-

The company’s consolidated statement of operations includes interest expense on these notes and advances in the amount of $154,705 and $151,595 in 2007 and 2006, respectively.  At December 31, 2007 and 2006 all liabilities to affiliates are payable on demand.

10. Notes payable to others

Real estate development and construction loans: At December 31, 2007 and 2006, land acquisition, development, and construction loans are payable to International Bank of Commerce and Texas State Bank in the total amount of $11,935,719 and $8,637,274, respectively. The loans are secured by deeds of trust on land and improvements at South Padre with an additional guaranty by the company.  Interest rates on loans outstanding at December 31, 2007 range from prime rate (7.25%) to prime plus 1%. The loans require principal payments as lots and houses are settled and mature on various dates from January 2008 to August 2009.  Subsequent to December 31, 2007, the loans maturing in 2008 were renewed or are in the process of being renewed with new maturity dates in 2009.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Equipment loans:  On January 11, 2007, the company borrowed $3,900,000 from Key Equipment Finance to purchase an Astra 1125 aircraft for corporate use.  The note is secured by a lien on the airplane with an additional guaranty by the company.  The note bears interest at 30-day LIBOR plus 1.51% and requires 84 monthly payments of principal and interest beginning at $35,000 per month with a balloon payment of $2,535,000 in March 2014. At December 31, 2007, the company owed $3,759,012 on the loan.

At December 31, 2006, lease-purchase obligations on equipment at South Padre are payable to Citicapital in the principal amount of $69,361. Financing rate was 7.7% with monthly payments extending to December 2007 when the loans were completely repaid. The loans were secured by liens on the operating equipment.

Operating capital note: In 2002, DPMG executed a $600,000 note payable to a third party to fund its operating needs. The unsecured note is due on demand and bears interest at the prime rate plus 2% (9.25% at December 31, 2007). The note has an outstanding principal balance of $600,000 plus accrued interest of $296,668 and $212,926 at December 31, 2007 and 2006, respectively.

A summary of notes payable to others with principal balances outstanding at December 31, 2007 and 2006 follows:

			Funds	Principal Outstanding
	Interest		Available at	December 31,
Lender	Rate	Maturity	12/31/2007	2007	2006

Real Estate Development Loans
Int’l Bank of Commerce	Prime + 1%	1/24/08	$2,999,893	$5,000,107	$6,793,411
Int’l Bank of Commerce	Prime	8/29/09	134,069	4,365,931	-
Texas State Bank	7.25%-8.0%	3/01/08	1,022,782	2,569,681	1,843,863
Subtotal - real estate development loans			4,022,675	11,935,719	8,637,274

Equipment Loans
Citicapital	7.7%	12/01/07	-	-	69,361
	30-day Libor
Key Equipment Finance	+1.51%	3/01/14	-	3,759,012	-
Subtotal - equipment loans				3,759,012	69,361

Operating Capital Note
GRG, Inc.	Prime + 2%	Demand		600,000	600,000

Total notes payable to others				16,294,731	9,306,635

Less portion due in one year				(8,353,641)	(669,361)

Long term notes payable to others				$7,941,090	$8,637,274

Interest on these notes and advances for the years ended December 31, 2007 and 2006 totaled $1,153,267 and $653,340, respectively. Interest capitalized to real estate development totaled $687,997 in 2007 and $457,449 in 2006. Interest expensed to operations totaled $465,270 and $195,891 in 2007 and 2006, respectively.

The prime rate was 7.25%  and 8.25% at December 31, 2007 and 2006, respectively. The carrying amount of the loans reasonably approximates the fair value as their terms are similar to what is currently available from lenders.

At December 31, 2007, future minimum principal payments due under the loans were as listed below.  Real estate loans maturing in 2008 in the amount of $7,570,000 were renewed or are in the process of being renewed, subsequent to December 31, 2007, with new maturities in 2009.

Year Ending December 31,	Amount

2008	$8,353,641
2009	4,562,611
2010	209,659
2011	223,496
2012	237,703
After 2012	2,707,621
Total	$16,294,731

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

11. Retirement plan

The company sponsors a 401(k) defined contribution plan covering all eligible employees effective July 1, 2001. Employees may elect to contribute to the plan on a pre-tax basis, within certain percentage limitations. Effective January 2006, the plan was amended to include the South Padre employees and to provide for the company to match 100% of employee elective contributions up to 3% of employee wages plus 50% of employee elective contributions between 3% and 5%. Company contributions to the plan totaled $160,026 and $144,815 in 2007 and 2006, respectively.

12. Commitments and contingencies

Litigation: The company and its subsidiaries have been named as defendant in various claims, complaints, and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations, or cash flows of the company.

Backlog:  At December 31, 2007, South Padre had 4 contracts for lots and houses under construction with a total sales value of $747,000.  At December 31, 2006, there were 80 non-contingent contracts with a total sales value of approximately $13,347,000.

Land purchase option: South Padre entered into a rolling purchase option agreement dated April 1, 1995, which granted a series of options to purchase all or part of approximately 1,050 acres of land in Laguna Vista, Texas. South Padre purchased approximately 206 acres under the agreement prior to the company’s acquisition of South Padre in October 2004. The option agreement was amended December 13, 2004 and then required South Padre to purchase a minimum of twenty-five acres each calendar year in 2005 - 2007 to maintain its purchase option rights under the agreement.  The company purchased approximately 82 acres ($12,408 per acre) in 2006, respectively, under the amended agreement.  In August 2007, the company purchased all of the option property, plus all of the seller’s other holdings adjacent to the South Padre development totaling approximately 1,800 acres for a purchase price of $4.5 million.

Airplane: On November 22, 2006, the company entered into an agreement to buy a 1988 Astra Jet for $3,900,000, subject to a detailed inspection of the plane by an authorized Astra service center. In 2006, the company deposited a total of $135,800 with the title escrow agent and the inspection facility, which amount is included in “ Deposits” on the company’s balance sheet at December 31, 2006. The company accepted delivery of the airplane on January 11, 2007 and the deposit was used as part of the purchase price.  See Note 10 for details of the financing terms.

13. Income taxes

A reconciliation of the expense for income taxes calculated at statutory rates to the actual expense recognized in the financial statements for the years ended December 31, 2007 and 2006, is as follows:

	2007	2006

Federal income tax (benefit) computed at statutory rate	$(79,487)	$2,045,782
Increase (decrease) in income taxes:
State income tax provision, net	50,160	99,392
Incentive stock options	17,897	4,482
Personal airplane usage	53,233	-
Non-deductible meals	16,451	8,525
Change in valuation allowance	-	(32,000)
Other	8,464	-
Provision for income taxes	$66,718	$2,126,181

The company reported a loss before income taxes of $233,786 for the year ended December 31, 2007 and a profit before income taxes of $6,017,006 in 2006.  Certain stock based compensation, airplane expenses, and meals which cannot be deducted for income tax purposes, (permanent differences in book and taxable income) account for the difference in the benefit recognized and the amount that would have been recognized on the $233,786 loss.  The various entities included in the company’s Consolidated Financial Statements and consolidated federal income tax return are each taxed separately in the various states in which they operate.  The state tax provision shown above represents the estimated state income tax payable on income reported in the various states each year, less the 34% federal tax benefit of deducting such taxes in the federal return.  During 2007, the company recorded $7,430 for penalties and interest related to underpayment of estimated 2006 Maryland income tax.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

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

The company was required to implement FIN 48 at the beginning of 2007.  Consequently, the company analyzed its tax positions and adjusted its balance sheet effective January 1, 2007 to recognize a deferred tax benefit from tax positions that meet the “more-likely-than-not” standard but did not meet the earlier “probable” standard for recognition in the GAAP financial statements.  The principal adjustment relates to the company’s net operating loss reported in the 2002 federal and state tax returns upon final resolution of the company’s litigation with the U. S. government as discussed in Note 1.  The adjustment increased deferred tax assets by $4,500,000 representing benefits to be realized in future years, reduced current tax liabilities by $2,367,000 representing the benefit utilized to offset taxable income in the 2006 federal return and reduced the accumulated deficit by $6,867,000 -- the total benefit which we recognized on the company’s balance sheet on January 1, 2007.

The company had no material unrecognized tax benefits at December 31, 2007 nor does it expect any significant change in that status during the next twelve months.  No accrued interest or penalties on uncertain tax positions have been included on the statements of operations or the consolidated balance sheet.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S Federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2003 are still open to examination by those relevant taxing authorities.

The estimated net future benefit available to the company from all its deferred tax positions is approximately $50,117,000 at December 31, 2007; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  In view of historical earnings, the company has established a valuation allowance against the asset in the approximate amount of $45,449,000, reducing the net benefit to $4,668,000 included on the December 31, 2007 balance sheet.

The components of the deferred income tax asset at December 31, 2007 and 2006, are as follows:

	2007	2006

Net operating loss carryforward	$50,384,000	$265,000
Basis difference in foreign operation	470,000	684,000
Basis difference in other South Padre assets	90,000	92,000
Acquisition costs capitalized for tax	43,000	43,000
Management fees capitalized for tax	27,000	43,000
Warranty reserve	45,000	50,000
Accrued vacation	90,000	74,000
Depreciation	27,000	6,000
Accrued interest	196,000	178,000
Allowance for uncollectible accounts	10,000	-
Directors’ stock options	60,000	36,000
Gross deferred tax asset	51,442,000	1,471,000
Valuation allowance	(45,449,000)	-
Net deferred tax asset	5,993,000	1,471,000
Basis difference in contract rights	(850,000)	(850,000)
Basis difference in other real estate assets	(450,000)	(450,000)
Basis difference in South Padre golf improvements	(25,000)	(25,000)
Total net deferred tax asset	4,668,000	146,000
Less deferred tax asset, current	-	93,000
Deferred tax asset, non-current	$4,668,000	$53,000

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

At December 31, 2007, the company’s net operating loss carryovers available to reduce future federal and state taxable income expires as follows:

Year Ending December 31,	Amount

2018	$1,640
2019	1,310
2020	10,297
2021	171,363
2022	146,934,307
2023	14,693
2024	511,239
2025	472,959
Total	$148,117,808

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

14. Geographical information

Operations in geographical areas are summarized below for the years ended December 31, 2007 and 2006:

	2007	2006

Total revenue
United States	$23,050,520	$27,889,119
Caribbean	2,572,729	2,136,590
Spain (a)	(51,013)	637,059
	$25,572,236	$30,662,768

Long-lived assets
United States	$28,614,139	$16,653,455
Caribbean	3,731,996	3,545,376
Spain	187,900	37,254
	$32,534,035	$20,236,085

(a)	The company is negotiating amendments to its management agreement with Landmark Developments of Spain, S.L. and, in 2007, refunded approximately $58,000 of fees charged in the prior year.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

15. Segment Information

The company’s operations are comprised of four segments - real estate, golf, management services, and corporate investments and administration. The following table summarizes 2007 and 2006 operations by segment:

	2007
	Real Estate	Golf	Management	Corporate

Revenue	$19,674,625	$1,866,531	$4,031,080	$-
Costs of revenue	(15,100,695)	(2,199,587)	(5,678,735)	-
Depreciation and amortization	(31,139)	(119,661)	(31,319)	(406,045)
Operating income (loss)	4,542,791	(452,717)	(1,678,974)	(406,045)
General and administrative expense	-	-	-	(2,457,401)
Other income	-	-	-	218,560
Federal & state income taxes	(1,221,553)	112,900	442,806	599,129
Net income (loss)	$3,321,238	$(339,817)	$(1,236,168)	$(2,045,757)

Long-lived assets	$16,208,686	$1,099,418	$3,699,384	$11,526,548
Other assets	622,384	282,000	1,140,530	4,291,765
Total assets	$16,831,070	$1,381,418	$4,839,914	$15,818,313

	2006
	Real Estate	Golf	Management	Corporate

Revenue	$22,187,252	$1,758,736	$6,716,780	$-
Costs of revenue	(15,581,178)	(1,780,188)	(4,717,047)	-
Depreciation and amortization	(15,600)	(67,466)	(718,539)	-
Operating income (loss)	6,590,474	(88,918)	1,281,194	-
General and administrative expense	-	-	-	(1,042,500)
Other expenses	-	-	-	(723,244)
Federal & state income taxes	(2,328,823)	31,420	(452,725)	623,947
Net income (loss)	$4,261,651	$(57,498)	$828,469	$(1,141,797)

Long-lived assets	$11,227,818	$1,117,713	$4,292,177	$3,598,377
Other assets	1,296,574	312,303	3,151,807	4,698,010
Total assets	$12,524,392	$1,430,016	$7,443,984	$8,296,387

16. Recent accounting pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which is effective for fiscal years beginning after November 15, 2007, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK LAND COMPANY, INC.

/s/ Gerald G. Barton
Gerald G. Barton
Chief Executive Officer
March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald G. Barton	Chairman of the Board of Directors
Gerald G. Barton	Chief Executive Officer	March 26, 2008

/s/ Joe V. Olree	Senior Vice President/Chief Financial Officer	March 26, 2008
Joe V. Olree

/s/ William W. Vaughan, II	President/Assistant Secretary/Director	March 26, 2008
William W. Vaughan, III

/s/ Jim L. Awtrey	Director	March 26, 2008
Jim L. Awtrey

/s/ Bernard G. Ille	Director	March 26, 2008
Bernard G. Ille

/s/ David A. Sislen	Director	March 26, 2008
David A. Sislen

/s/ Robert W. White	Director	March 26, 2008
Robert W. White

/s/ Harold F. Zagunis	Director	March 26, 2008
Harold F. Zagunis

LANDMARK LAND COMPANY, INC.

FORM 10-K

EXHIBIT INDEX

Exhibit
Number

3.1	Certificate of Incorporation (incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed with the Commission on February 7, 2003)

3.2	Bylaws of the Company (incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed with the Commission on February 7, 2003)

10.1	The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (incorporated by reference to Form S-8 dated January 4, 2007 and filed with the Commission on January 9, 2007)

10.2	Form of Stock Option Agreement for Outside Directors and Outside Counsel to the Board (incorporated by reference to Form S-8 dated January 4, 2007 and filed with the Commission on January 9, 2007)

10.3
Agreement and Plan of Acquisition of shares of KES, Inc. entered into effective August 31, 2003 (incorporated by reference to Form 8K dated August 26, 2003 filed with the Commission on September 10, 2003

10.4
A purchase agreement entered into on October 1, 2004 between DPMG Inc. and New Delos Partners, L.P. to purchase South Padre Island Development, L.P. (incorporated by reference to Form 8K dated October 1, 2004 and filed with the Commission on October 7, 2004)

10.5
A Member’s Agreement of Apes Hill Development SRL entered into between LML Caribbean, Ltd. and C.O. Williams Investments, Inc. in December 2005 (incorporated by reference to Form 10KSB dated December 31, 2005 and filed with the Commission on March 23, 2006)

10.6
An agreement between DPMG Inc. and Gyrodyne Company of America, Inc. providing for consulting services to Gyrodyne and terminating the Golf Operating Agreement and the Asset Management Agreement (incorporated by reference to Form 8K dated February 15, 2007 and filed with the Commission on February 16, 2007)

10.7
Purchase Agreement between Landmark Land Company, Inc. and Dixie South Texas Holdings, Ltd. entered into on April 13, 2007 (incorporated by reference to Form 8K dated April 13, 2007 filed with the Commission on April 17, 2007)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Aronson & Company

31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1*	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2*	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

______________________
* Filed herewith