Form 10-Q
period 2008-03-31
LANDMARK LAND CO INC/DE
filed 2008-05-15
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________
Commission file number __________________________
LANDMARK LAND COMPANY, INC. (Exact Name of Registrant as specified in its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0024129 (I.R.S. Employer Identification No.)
2817 Crain Highway, Upper Marlboro, Maryland (Address of Principal Executive Offices)	20774 (Zip Code)
(301) 574-3330 (Registrant's Telephone Number, Including Area Code)
______________________________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or (15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[√] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reported company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes [√] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of May 8, 2008 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2008

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

PART I – FINANCIAL INFORMATION .

Item 1.                      Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$3,646,833	$4,934,820
Accounts receivable	364,728	315,932
Receivable from affiliates	988,254	733,771
Inventories	117,580	117,028
Other current assets	294,705	235,128
Total current assets	5,412,100	6,336,679

Real estate and golf management contract rights acquired,
net of accumulated amortization of $961,726 and $924,472
in 2008 and 2007, respectively	2,323,861	2,361,115

Real Estate
Real estate held for sale	1,186,849	1,379,203
Real estate held for or under development	14,571,966	14,477,550
Total real estate	15,758,815	15,856,753

Property and equipment, net of accumulated depreciation
of $931,591 and $785,818 in 2008 and 2007, respectively	4,848,249	4,960,701

Other assets
Investment in unconsolidated affiliates	9,924,821	4,587,466
Deposits	100,000	100,000
Deferred tax assets, non-current	4,400,000	4,668,000
Total other assets	14,424,821	9,355,466

Total assets	$42,767,846	$38,870,714

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities
Current portion of notes payable to others	$3,231,843	$8,353,641
Current portion of liabilities to affiliates	1,192,074	1,192,074
Accounts payable and accrued expenses	572,201	623,629
Accrued payroll and related expenses	293,589	326,309
Accrued interest due affiliates	882,814	845,845
Accrued interest due others	326,742	300,168
Other liabilities and deferred credits	322,564	311,393
Current income taxes	81,432	76,000
Total current liabilities	6,903,259	12,029,059

Long term liabilities
Notes payable to others	12,825,994	7,941,090

Total liabilities	19,729,253	19,970,149

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 10,000 shares issued and outstanding,
stated at liquidation value	1,000,000	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,445,546	30,424,367
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(11,453,755)	(15,560,779)
Accumulated other comprehensive loss	(55,612)	(65,437)
Total stockholders' equity	23,038,593	18,900,565

Total liabilities and stockholders' equity	$42,767,846	$38,870,714

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations
Three Months ended March 31, 2008 and 2007
(Unaudited)
	2008	2007
Revenues
Real estate sales	$1,557,127	$5,915,051
Golf course revenue	437,188	413,715
Golf merchandise sales	74,480	64,292
Food and beverage sales revenue	111,460	93,950
Management and consulting revenue	1,202,750	487,674
Reimbursement of out-of-pocket expenses	400,966	339,710
Total	3,783,971	7,314,392

Costs of revenues
Cost of real estate sold	999,781	3,862,693
Real estate operating expenses	548,308	485,123
Cost of golf merchandise sold	50,982	40,105
Cost of food and beverage sold	49,914	40,144
Golf operating expenses	474,461	433,472
Out-of-pocket expenses	400,966	339,710
Management and consulting payroll and related expenses	1,050,759	964,763
Depreciation and amortization	184,326	77,223
Total	3,759,497	6,243,233

Operating income	24,474	1,071,159

General, administrative and other expenses	(589,802)	(638,351)

Other income (expenses)
Equity in profit (loss) of unconsolidated affiliates	5,302,481	(60,285)
Interest income	34,027	57,675
Interest expense	(176,536)	(138,693)
Total other income (expenses)	5,159,972	(141,303)

Net income before income taxes	4,594,644	291,505

Federal and state income taxes	(273,432)	(133,160)

Net income	$4,321,212	$158,345

Basic income per common share	$0.57	$0.02

Diluted income per common share	$0.57	$0.02

Basic weighted average shares outstanding	7,567,530	7,567,530

Diluted weighted average shares outstanding	7,567,530	7,729,505

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Net income	$4,321,212	$158,345

Other comprehensive income (loss)
Foreign currency translation adjustments	9,825	(4,883)

Comprehensive income	$4,331,037	$153,462

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income for the period	$4,321,212	$158,345
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	184,326	77,223
Employee stock compensation	21,179	6,522
Equity in (profit) or loss of unconsolidated subsidiaries	(5,302,481)	60,285
(Increase) decrease in
Accounts receivable	(48,796)	2,496,764
Receivable from affiliates	(279,531)	(148,036)
Inventories	(552)	(16,790)
Other current assets	(59,577)	(77,055)
Deposits	-	135,800
Deferred tax assets	268,000	126,000
Increase (decrease) in
Accounts payable and accrued expenses	(51,428)	(77,890)
Accrued payroll and related expenses	(32,720)	30,031
Accrued interest	63,543	15,813
Current income taxes	5,432	(164,237)
Other liabilities and deferred credits	10,500	(125,220)

Net cash provided (used) by operating activities	(900,893)	2,497,555

Cash flows from investing activities
Purchase of property and equipment	(34,620)	(4,128,414)
Purchase and development of real estate	(926,900)	(4,428,009)
Sale of real estate inventory	1,024,837	3,966,747
Investment in unconsolidated affiliates	-	(63,746)
Net cash provided (used) by investing activities	63,317	(4,653,422)

Cash flows from financing activities
Proceeds from notes payable to others	567,410	8,331,054
Repayments on notes payable to others	(804,305)	(3,947,235)
Cash dividends paid on common stock	(188,516)	(188,516)
Cash dividends paid on preferred stock	(25,000)	(25,000)
Net cash provided (used) by financing activities	(450,411)	4,170,303

Net increase (decrease) in cash during period	(1,287,987)	2,014,436

Cash balance, beginning of period	4,934,820	5,437,186

Cash balance, end of period	$3,646,833	$7,451,622

Supplemental disclosure of cash flow information:
Cash paid for interest, including $40,000 paid to affiliates
in 2007, none in 2008	$263,481	$291,125

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Landmark Land Company, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  There have been no significant changes to accounting policies or critical estimates during the first quarter of 2008.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., Lake Presidential Beverage Company, Inc., South Padre Island Development, L.P., and SPIBS, LLC.  The two entities related to the South Padre project, South Padre Island Development, L.P. and SPIBS, LLC, are sometimes collectively referred to as “South Padre”.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Landmark of Spain, Inc. owns a 50% interest in a Spanish company, Landmark Developments of Spain, SL (“Landmark Spain”).  Landmark of Spain, Inc. accounts for its investment on the equity basis.  Landmark Spain’s functional currency is the Euro.  Landmark Spain reported the following results for the periods shown below, converted to US dollars at the approximate average rate of exchange during each period:

	Three Months Ended March 31,
	2008	2007
Revenue	$309	$513,103
Gross profit (loss)	$(380,686)	$102,306
Profit (loss) from continuing operations	$(380,686)	$102,306
Net income (loss)	$(380,686)	$102,306

The company has a receivable from this affiliate of $586,281 as of March 31, 2008   In addition, the company has recorded cumulative losses from this investment of $25,048 in excess of its capital investment of $1,250,587.  This excess loss is reported as a reduction to the company's loan receivable from the affiliate.

LML Caribbean, LTD owns one third interest in Apes Hill Development SRL (“Apes Hill”) and accounts for its investment on the equity basis.  Apes Hill began development and marketing of a golf-oriented real estate project in Barbados in the fourth quarter of 2005 and closed the first sales of residential lots in the fourth quarter of 2007.  Apes Hill’s functional currency is the Barbados dollar.   Apes Hill reported the following results for periods shown below, converted to US dollars at the exchange rate of two Barbados dollars to one US dollar:

	Three Months Ended March 31,
	2008	2007
Revenue	$28,533,432	-
Gross profit (loss)	$17,154,976	$(334,314)
Profit (loss) from continuing operations	$16,478,472	$(334,314)
Net income (loss)	$16,478,472	$(334,314)

Apes Hill closed 62 lot sales in the first quarter of 2008 generating US $28,508,000 in revenue.  At March 31, 2008, Apes Hill reported 50 lots under contract with a total sales value of approximately US $45,672,000, including a bulk sale of 30 lots to one purchaser with a sales value of approximately US $31,157,000.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The company has a receivable from Apes Hill in the amount of $320,770 at March 31, 2008 representing unpaid management fees and out-of-pocket expenses.  The amount is reported in the balance sheet as Receivable from affiliates.

In December 2005, the company’s subsidiary, DPMG Inc., entered into a limited liability company agreement with V.O.B. Limited Partnership (“V.O.B.”), the owner and developer of the approximately 1,200 acre Beechtree residential development located near Upper Marlboro, Maryland (a suburb of Washington, D.C.).  Each of V.O.B. and DPMG Inc. owned 50% of Presidential Golf Club, LLC (“Presidential”).  V.O.B. contributed approximately 240 acres of real property to Presidential and each of V.O.B. and DPMG Inc. have contributed $700,000 in equity for the development of an 18-hole championship golf course.  V.O.B. agreed to lend to Presidential the remaining funds to complete the golf facility which DPMG Inc. will manage and operate.

During the first quarter of 2008, DPMG Inc. and V.O.B. agreed to amendments to the Presidential operating agreement that restructured V.O.B.’s contributions for the construction of the golf course and related facilities effective July 31, 2007.  Under the amended agreement, V.O.B. will write off a portion of the cost of the golf course against its surrounding real estate development and convert the remainder of its funding from debt to equity.  DPMG, Inc.’s $700,000 investment in Presidential now represents a 7.45% ownership interest that the company will now account for on the cost basis.  Presidential opened its golf course for play on May 1, 2008.  Until that time substantially all costs were capitalized. The company has a $103,476 receivable from Presidential at March 31, 2008, included in the balance sheet as Receivable from affiliates.  Presidential reported the following condensed financial position at March 31, 2008 and December 31, 2007:

		December 31, 2007
		Per Amended	Per Original
	March 31, 2008	Agreement	Agreement

Assets	$11,321,285	$10,562,517	$16,512,301
Liabilities	$1,921,585	$1,162,517	$15,112,301
Members’ equity	$9,400,000	$9,400,000	$1,400,000

Lake Presidential Beverage Company, LLC is a wholly owned subsidiary of the company formed on November 7, 2007 to hold the alcoholic beverage license for the Lake Presidential Golf Club.

2.  Earnings Per Share

Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006, 2007 and 2008.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended March 31,
	2008	2007

Net income	$4,321,212	$158,345
Less: Preferred dividends	(25,000)	(25,000)
Net income available to common stockholders	$4,296,212	$133,345
Weighted average common shares outstanding	7,567,530	7,567,530
Incremental shares from assumed exercise of dilutive options	-	161,975
Diluted weighted average common shares outstanding	7,567,530	7,729,505
Basic income per common share	$0.57	$0.02
Diluted income per common share	$0.57	$0.02

The dilutive effect of the employee stock options and directors’ options is reported using the treasury stock method.

3.  Stock Option Plans

The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (“Plan”) was adopted by the Board of Directors on April 29, 2006 and approved by the shareholders on November 18, 2006.  Generally, options must be granted within ten years of the plan adoption date, vest five years from the date of grant, and be exercised within five years from the date of vesting.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

A summary of options issued to employees under the company’s incentive stock option plan as of March 31, 2008, and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2008	708,000	$0.64
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2008	708,000	$0.64
Exercisable at March 31, 2008	-	-

During the first quarter of 2008, the company recognized share-based compensation costs in the amount of $21,179.   As of March 31, 2008, there was $333,798 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over the remaining 4.7 years vesting period for outstanding grants under the plan.

The company has also entered into agreements with its outside directors and legal counsel under which it granted options to purchase the company’s common shares.  Options to purchase a total of 300,000 shares have been granted under these agreements with an exercise price equal to the fair market value at the time of grant.  These options vest immediately and expire five years from the date of grant.

A summary of options issued under the agreements with directors and legal counsel as of March 31, 2008, and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	300,000	$2.23
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2008	300,000	$2.23	3.4 years	-
Exercisable at March 31, 2008	300,000	$2.23	3.4 years	-

There was no related unrecognized cost related to the directors and legal counsel options as of March 31, 2008

4.  Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation.  These changes had no effect on net income.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

5.  Commitments

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying financial statements include a provision for warranty expense calculated as approximately .5% of gross house sales.  The summary of warranty accruals for the first quarter of 2008 and 2007 follows:

	2008	2007
Warranty accrual balance January 1,	$132,165	$146,635
Provision for warranty	6,525	21,987
Payments	(13,999)	(7,820)
Warranty accrual balance March 31,	$124,691	$160,802

6.  Income Taxes

The company reported income before income taxes of $4,594,644 for the three-month period ended March 31, 2008. The provision for federal and state income taxes totals $273,432 and is comprised of estimated state taxes of $5,432 and federal taxes of $1,677,000 partially offset by a decrease in the deferred tax asset valuation allowance in the amount of $1,409,000.  The federal tax liability is offset by utilization of a deferred tax benefit related to a net operating loss carried forward from 2002.

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $48,440,000 at March 31, 2008; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  Based on a current evaluation of historical and prospective earnings, the company has decreased the deferred tax asset valuation allowance by approximately $1,409,000 to a balance of $44,040,000, reducing the net tax benefit to $4,400,000 as of March 31, 2008.

The company had no material unrecognized tax benefits at January 1, 2008, nor does it expect any significant change in that status during the next 12 months.  No accrued interest or penalties on uncertain tax positions have been included on the statements of operations or the statement of financial condition as of the date of implementation.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S. federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2003 are still open to examination by those relevant taxing authorities.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

7. Segment Information

The company’s operations are comprised of four segments – real estate, golf, management services and corporate investments and administration.  The following table summarizes the three months ended March 31, 2008 and 2007 operations by segment:

	Three Months Ended March 31, 2008
	Real Estate	Golf	Management	Corporate	Total

Revenue	$1,557,127	$623,128	$1,603,716	-	$3,783,971
Costs of revenue	(1,548,089)	(575,357)	(1,451,725)	-	(3,575,171)
Depreciation and amortization	(7,639)	(30,699)	(145,988)	-	(184,326)
Operating income (loss)	1,399	17,072	6,003	-	24,474
General and administrative	-	-	-	$(589,802)	(589,802)
Other income (expenses)	-	-	-	5,159,972	5,159,972
Federal & state income taxes	(83)	(1,016)	(357)	(271,976)	(273,432)
Net income (loss)	$1,316	$16,056	$5,646	$4,298,194	$4,321,212

Long-lived assets	$14,709,653	$1,071,544	$7,977,728	$13,496,821	$37,255,746
Other assets	785,198	414,552	692,472	3,619,878	5,512,100
Total assets	$15,494,851	$1,486,096	$8,670,200	$17,116,699	$42,767,846

	Three Months Ended March 31, 2007
	Real Estate	Golf	Management	Corporate	Total

Revenue	$5,915,051	$571,957	$827,384	-	$7,314,392
Costs of revenue	(4,347,816)	(513,721)	(1,304,473)	-	(6,166,010)
Depreciation and amortization	(2,988)	(29,395)	(44,840)	-	(77,223)
Operating income (loss)	1,564,247	28,841	(521,929)	-	1,071,159
General and administrative	-	-	-	$(638,351)	(638,351)
Other income (expenses)	-	-	-	(141,303)	(141,303)
Federal & state income taxes	(714,551)	(13,175)	238,418	356,147	(133,160)
Net income (loss)	$849,696	$15,666	$(283,511)	$(423,507)	$158,345

Long-lived assets	$11,670,302	$1,154,414	$8,389,194	$6,867,938	$28,081,848
Other assets	1,440,803	311,468	2,432,330	5,953,116	10,137,717
Total assets	$13,111,105	$1,465,882	$10,821,524	$12,821,054	$38,219,565

8. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which amends the presentation of noncontrolling interests in the income statement and the balance sheet by changing classification of the noncontrolling interest to equity and net income attributable to the noncontrolling interest as a separate net income line on the face of the income statement.  This aligns the reporting with International Financial Reporting Standards.   This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.   The Company does not believe this statement will have a material impact on financial position or the results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which requires the application of the acquisition method of accounting to all business combinations where control of another entity is acquired.  This statement also modifies the requirement of stating all acquired assets and liabilities at the fair value rather than an allocation of the purchase price as was previously required under SFAS No. 141.  In addition, any negative goodwill amounts are recognized as gain rather than a reduction of the basis of other assets acquired.  This statement applies to all acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe this statement will have a material impact on financial position or the results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which provides for enhanced disclosures regarding how and why companies use hedging instruments as well as the accounting for the instruments and how that affects the financial position and results of operations.  The Company has adopted SFAS No. 161 as of its effective date.  The statement does not have a material impact on financial position or the results of operations because the Company does not engage in hedging transactions.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments.  After a long period of relative dormancy, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004.  The company’s consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 include the operations of the company and its subsidiaries identified in Note 1 to the Condensed Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations during the first quarters of 2008 and 2007 and comments on its current financial condition are as follows:

Revenue

Real estate sales at South Padre totaled 2 lots and 6 houses during the first quarter of 2008, generating $1,557,000 in revenue.  In the same period of 2007, South Padre reported 20 lot sales and 28 house sales generating $5,915,000 in revenue.  The dramatic decrease in real estate sales appears to reflect apprehension about the continuing fallout from the sub-prime mortgage market and the fear of a possible recession.

Golf related revenue, including food and beverage sold in the golf restaurant, totaled $623,000 during the first quarter of 2008.  Paid golf rounds totaled 11,900.  In the same period of 2007 South Padre reported $572,000 in golf revenue from 11,400 rounds played.

The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development.  The company anticipates phased development of the land surrounding the golf course to meet future demand in this long-term development property.  While the company anticipates a good long-term real estate market and increases in golf play as more golfers move into the residential community, the current depressed real estate sales are evidence that buyer psychology and other factors outside management’s control often affect golf and real estate operations.

Management and consulting agreements generated $1,203,000 in fee revenue in the quarter ended March 31, 2008 compared to $488,000 during the same period of 2007.  The company was also reimbursed for out-of-pocket expenses related to its management agreements during the three-month period in the amount of $401,000 in 2008 and $340,000 in 2007.  The increased fees reflect primarily increased construction fees earned in Barbados and consulting fees recognized in Spain.  The higher reimbursements reflect primarily, increased costs paid on behalf of Apes Hill Development, the company’s unconsolidated affiliate in Barbados.

Costs of Revenues

Cost of real estate sold, including land, development, construction and closing costs, totaled $1,000,000 or 64% of sales in the first quarter of 2008.  During the same period of 2007 South Padre reported costs of real estate sold totaling $3,863,000 or 65% of real estate sales.   Gross profit margins differ among various subdivision lot developments and various house models constructed; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.

Real estate operating expenses not included in cost of real estate sold totaled $548,000 for the first quarter of 2008 and $485,000 for the first quarter of 2007.  The company allocates its fixed costs associated with real estate development and construction to individual lots and houses based on normal capacity.  Since real estate development and construction activity has slowed considerably in 2008, a smaller percentage of construction department fixed costs are being absorbed in cost of sales, and a larger percentage in operating expenses compared to 2007.

Cost of golf merchandise sold and food and beverage sold in the three-month period ending March 31, 2008 totaled $101,000 (54% of sales) and $80,000 (51% of sales) for the same period of 2007.

Golf operating expenses totaled $474,000 in the first quarter of 2008 compared to $433,000 in the first quarter of 2007.  Increases were related primarily to golf maintenance costs.

Management and consulting payroll and related expenses totaled $1,051,000 in the three-month period ending March 31, 2008 compared to $965,000 for the same period in 2007.  Increases reflect salary increases granted in the second quarter of 2006 plus the addition of a new senior vice president and other supporting staff.

Depreciation and amortization included in the company’s consolidated statement of operations was $184,000 in the three-month period ending March 31, 2008.  In the same period of 2007, the company reported $77,000.   Depreciation estimated on the airplane in the first quarter of 2007 was adjusted later in 2007 to reflect a shorter useful life and lower salvage value than the estimates used in the first quarter.  The 2008 depreciation estimates are consistent with the estimates used for the full fiscal year 2007.  The remaining increase reported in 2008 relates to the amortization of intangible real estate management contracts, the costs of which are amortized as fees are earned under those contracts.

General, administrative and other expense

General, administrative and other expenses totaled $590,000 in the first quarter 2008 compared to $638,000 in the same period of 2007.  The decrease reflects, primarily, lower franchise fees in Texas that resulted from changes in the legal and ownership structure of the South Padre entities and the management group in 2006.

Other income and expense

Equity in profit ( loss) of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended March 31,
	Ownership	2008	2007
Landmark Developments of Spain, S.L.	50%	$(190,343)	$51,153
Apes Hill Development SRL	33%	$5,492,824	$(111,438)
		$5,302,481	$(60,285)

Interest income decreased from $58,000 in the first quarter of 2007 to $34,000 in the same period this year, reflecting lower cash balances invested in overnight funds.

Interest expense increased from $139,000 in the first quarter of 2007 to $177,000 in the same period this year, reflecting the interest paid on the debt used to purchase additional land at South Padre in the third quarter of 2007, partially offset by lower rates.

Federal and state income taxes

 The company reported income before income taxes of $4,595,000 for the three-month period ended March 31, 2008.  The provision for federal and state income taxes totals $273,000 and is described in Note 6.  The federal tax liability is offset by utilization of a deferred tax benefit related to a net operating loss carried forward from 2002.  During the first quarter of 2007, the company reported income before taxes in the amount of $292,000 with a provision for income taxes in the amount of $133,000.

Net income

The company reported net income of $4,321,000 for the first quarter of 2008.  In the comparable period of 2007, the company reported net income of $158,000.  The significant increase results primarily from profitable real estate sales in the Barbados development, offset partially by lower real estate sales in South Padre.

Liquidity and capital resources

Current assets total $5,412,000 at March 31, 2008 compared to $6,337,000 at December 31, 2007, reflecting use of cash to pay operating expenses and to pay down debt.    Although the company’s current liabilities exceed current assets, the company anticipates that approximately $3,232,000 of the debt to others due within one year will be repaid from sale proceeds of real estate inventory at South Padre that is pledged to secure that debt. Debt and interest due to affiliates in the approximate amount of $2,075,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.  The company anticipates its current reserves to be adequate for anticipated current needs.

Real estate and golf management contract rights acquired remained unchanged during the first three months of 2008 except for the $37,000 amortization recorded on the Spain contract.  The only contract in this asset group with significant unamortized costs relates to a property in the Hudson Valley of New York state.  While no fees are currently being realized from that contract as government approvals are pending for the proposed development, the company expects to recover the remaining unamortized costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $15,759,000 at March 31, 2008 compared to $15,857,000 at December 31, 2007, with the reductions from limited real estate sales offset almost entirely by continuing development and carry costs on existing inventory.

Property and equipment decreased approximately $112,000, reflecting depreciation recorded in the first quarter of 2008, partially offset by the purchase of model furniture at South Padre.

Other assets are comprised primarily of investments in unconsolidated affiliates which increased approximately $5,337,000 in the first quarter, reflecting undistributed profits recognized in Apes Hill in Barbados, and the deferred tax assets which decreased by approximately $268,000, reflecting anticipated use of the deferred tax benefit to offset the federal tax liability discussed in Note 6.

Liabilities totaled $19,729,000 at March 31, 2008 – a net decrease of approximately $241,000 from December 31, 2007.  One of the lines of credit financing real estate development at South Padre was extended during the first quarter of 2008, shifting the classification of approximately $5,000,000 from current to long term debt.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Stockholders’ equity increased by approximately $4,138,000 in the first three months of 2008, reflecting the company’s net income of $4,321,000, the benefit of employee stock option compensation in the amount of $21,000, and the unrealized gain from currency translation in the amount of $10,000, all of which were  partially offset by $214,000 of dividends paid on common and preferred stock .

There were no commitments regarding purchase or sale of the company's stock at March 31, 2008; however, see Note 3 to the Condensed Consolidated Financial Statements regarding stock options outstanding.

Critical accounting estimates

Future realization of the significant deferred tax asset is dependent on the company’s ability to generate taxable income in future years.  The company has established a valuation allowance to reduce the carrying value of the asset to an amount likely to be realized.  While estimates of future income are always uncertain, the diversification of the company’s  investments into foreign real estate affiliates makes current estimates even more challenging.  Realization of the tax asset will be significantly affected by, among other factors, whether the new investments are profitable and whether or when those profits are taxable in the U.S.  Any significant change in the various factors affecting the company’s expectations of future taxable earnings could require a change in the valuation allowance. Any change in the valuation allowance would be reflected in the company’s operating statement for the period such change is recognized.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the company’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of March 31, 2008, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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
May 15, 2008

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
May 15, 2008

LANDMARK LAND COMPANY, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit
Number

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