Form 10-Q
period 2008-06-30
LANDMARK LAND CO INC/DE
filed 2008-08-13
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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
______________________________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of August 13, 2008 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2008

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

PART I – FINANCIAL INFORMATION .

Item 1.                      Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,434,570	$4,934,820
Accounts receivable	212,776	315,932
Receivable from affiliates	1,635,400	733,771
Inventories	128,702	117,028
Other current assets	224,468	235,128
Total current assets	3,635,916	6,336,679

Real estate and golf management contract rights acquired,
net of accumulated amortization of $961,726 and $924,472
in 2008 and 2007, respectively	2,323,861	2,361,115

Real Estate
Real estate held for sale	1,186,849	1,379,203
Real estate held for or under development	14,770,312	14,477,550
Total real estate	15,957,161	15,856,753

Property and equipment, net of accumulated depreciation
of $1,079,879 and $785,818 in 2008 and 2007, respectively	4,692,095	4,960,701

Other assets
Investment in unconsolidated affiliates	10,278,922	4,587,466
Deposits	180,180	100,000
Deferred tax assets	4,400,000	4,668,000
Total other assets	14,859,102	9,355,466

Total assets	$41,468,135	$38,870,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities
Current portion of notes payable to others	$2,882,629	$8,353,641
Current portion of liabilities to affiliates	1,241,318	1,192,074
Accounts payable and accrued expenses	399,043	623,629
Accrued payroll and related expenses	385,012	326,309
Accrued interest due affiliates	918,947	845,845
Accrued interest due others	366,562	300,168
Other liabilities and deferred credits	270,370	311,393
Current income taxes	10,832	76,000
Total current liabilities	6,474,713	12,029,059

Notes payable to others, due after one year	13,160,606	7,941,090

Total liabilities	19,635,319	19,970,149

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 10,000 shares issued and outstanding,
stated at liquidation value	1,000,000	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,466,693	30,424,367
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(12,679,749)	(15,560,779)
Accumulated other comprehensive loss	(56,542)	(65,437)
Total stockholders' equity	21,832,816	18,900,565

Total liabilities and stockholders' equity	$41,468,135	$38,870,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue
Real estate sales	$1,695,185	$7,424,883	$3,252,312	$13,339,934
Golf course revenue	311,077	327,994	748,265	741,709
Golf merchandise sales	73,628	91,860	148,108	156,152
Food and beverage sales	206,299	79,650	317,759	173,600
Management and consulting fees	714,221	710,456	1,916,971	1,198,130
Reimbursement of out-of-pocket expenses	417,689	472,731	818,655	812,441
Total revenues	3,418,099	9,107,574	7,202,070	16,421,966

Costs of revenue
Cost of real estate sold	1,272,203	5,089,495	2,271,984	8,952,188
Real estate operating expenses	500,804	519,383	1,049,112	1,004,506
Cost of golf merchandise sold	52,027	55,617	103,009	95,722
Cost of food and beverage sold	86,105	40,061	136,019	80,205
Golf operating expenses	599,016	476,502	1,073,477	909,974
Out-of-pocket expenses	417,689	472,731	818,655	812,441
Management and consulting payroll and related expenses	1,108,160	991,411	2,158,919	1,956,174
Depreciation and amortization	148,829	209,853	333,155	287,076
Total costs of revenue	4,184,833	7,855,053	7,944,330	14,098,286

Operating income (loss)	(766,734)	1,252,521	(742,260)	2,323,680

General, administrative and other expenses	(481,843)	(602,710)	(1,071,645)	(1,241,061)

Other income (expenses)
Equity in profit (loss) of unconsolidated affiliates	380,080	(64,470)	5,682,561	(124,755)
Interest income	14,573	61,793	48,600	119,468
Interest expense	(148,033)	(154,347)	(324,569)	(293,040)
Total other income (expenses)	246,620	(157,024)	5,406,592	(298,327)

Net income (loss) before income taxes	(1,001,957)	492,787	3,592,687	784,292

Federal and state income taxes	(9,847)	(223,000)	(283,279)	(356,160)

Net income (loss)	$(1,011,804)	$269,787	$3,309,408	$428,132

Basic income (loss) per common share	$(0.14)	$0.03	$0.43	$0.05

Basic weighted average shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530

Diluted income (loss) per common share	$(0.14)	$0.03	$0.43	$0.05

Diluted weighted average shares outstanding	7,567,530	7,738,323	7,567,530	7,732,437

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(1,011,804)	$269,787	$3,309,408	$428,132

Other comprehensive income (loss)
Foreign currency translation adjustments	(930)	(2,909)	8,895	(6,207)

Comprehensive income (loss)	$(1,012,734)	$266,878	$3,318,303	$421,925

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income for the period	$3,309,408	$428,132
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	333,155	287,076
Director and employee bonus paid in stock or options	42,326	55,508
Equity in (profit) loss of unconsolidated affiliates	(5,682,561)	124,755
(Increase) decrease in
Accounts receivable	103,156	2,462,901
Receivable from affiliates	(852,385)	(163,040)
Inventories	(11,674)	(9,069)
Other current assets	10,660	29,946
Deposits	(80,180)	135,800
Deferred tax assets	268,000	2,668,000
Increase (decrease) in
Accounts payable and accrued expenses	(224,586)	(370,873)
Accrued payroll and related expenses	58,703	29,370
Accrued interest	139,496	37,913
Other liabilities and deferred credits	(41,023)	(674,379)
Current income taxes	(65,168)	(2,490,000)
Net cash provided (used) by operating activities	(2,692,673)	2,552,040

Cash flows from investing activities
Purchase of property and equipment	(27,292)	(4,255,038)
Purchase and development of real estate	(2,447,193)	(7,857,829)
Sale of real estate inventory	2,346,783	9,177,990
Investment in unconsolidated affiliate	-	(127,500)
Net cash (used) by investing activities	(127,702)	(3,062,377)

Cash flows from financing activities
Proceeds from notes payable to others	1,685,122	11,388,819
Repayments on notes payable to others	(1,936,619)	(8,767,807)
Cash dividends paid on common stock	(378,378)	(377,033)
Cash dividends paid on preferred stock	(50,000)	(50,000)
Net cash provided (used) by financing activities	(679,875)	2,193,979

Net increase (decrease) in cash during period	(3,500,250)	1,683,642

Cash balance, beginning of period	4,934,820	5,437,186

Cash balance, end of period	$1,434,570	$7,120,828

Supplemental disclosure of cash flow information:
Cash paid for interest, including $70,000 paid to
affiliates in 2007 and none in 2008	$457,534	$580,195

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  There have been no significant changes to accounting policies or critical estimates during the second quarter of 2008.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., Lake Presidential Beverage Company, Inc., South Padre Island Development, L.P., and SPIBS, LLC.  The two entities related to the South Padre project, South Padre Island Development, L.P. and SPIBS, LLC, are sometimes collectively referred to as “South Padre”.  In addition, South Padre Island Realty, LLC has been formed to conduct brokerage activities at the South Padre project, however, there was no activity in this entity during the second quarter of 2008.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$303,362	$759,106	$303,671	$1,272,209
Gross profit (loss)	$91,929	$307,366	$(288,757)	$409,672
Profit (loss) from continuing operations	$91,929	$307,366	$(288,757)	$409,672
Net income (loss)	$91,929	$307,366	$(288,757)	$409,672

The company has a receivable from this affiliate of $606,079 as of June 30, 2008.   In addition, the company has recorded cumulative losses from this investment of $1,230,600 which have reduced its original capital investment of $1,250,587 to a net carrying value of $19,987 at June 30, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$2,589,433	-	$31,122,875	-
Gross profit (loss)	$1,559,555	$(654,459)	$18,714,531	$(988,773)
Profit (loss) from continuing operations	$1,002,347	$(654,459)	$17,480,819	$(988,773)
Net profit (loss)	$1,002,347	$(654,459)	$17,480,819	$(988,773)

Apes Hill closed 6 lot sales in the second quarter of 2008 generating US $2,385,148 in revenue.  At June 30, 2008, Apes Hill reported 48 lots and 2 houses under contract with a total sales value of approximately US $49,750,000, including a bulk sale of 30 lots to one purchaser with a sales value of approximately US $31,157,000.

The company has a receivable from Apes Hill in the amount of $963,734 at June 30, 2008 representing unpaid management fees and out-of-pocket expenses.  The amount is reported in the balance sheet as Receivable from affiliates.

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

During the first quarter of 2008, DPMG Inc. and V.O.B. agreed to amendments to the Presidential Golf Club, LLC operating agreement that restructured V.O.B.’s contributions for the construction of the golf course and related facilities effective July 31, 2007.  Under the amended agreement, V.O.B. will write off a portion of the cost of the golf course against its surrounding real estate development and convert the remainder of its funding from debt to equity.  DPMG, Inc.’s $700,000 investment in Presidential represents a 7.45% ownership interest that the company accounts for using the cost method.  Presidential opened its golf course for play on May 1, 2008.  Until that time substantially all costs were capitalized.  The company has a $65,587 receivable from Presidential, representing current fees and reimbursements due at June 30, 2008, included in the balance sheet as Receivable from affiliates.

Lake Presidential Beverage Company, LLC is a wholly owned subsidiary of the company formed on November 7, 2007 to hold the alcoholic beverage license and to operate the food and beverage services for the Lake Presidential Golf Club in Maryland.  The beverage company breaks even on the food and beverage operations, paying lease rentals to Lake Presidential Golf Club in the approximate amount of any revenues in excess of operating expenses.  The company’s statement of operations for the period ended June 30, 2008 includes food and beverage revenue of approximately $125,000 and a corresponding amount for cost of food and beverage sold and for operating expenses, reflecting operations from May 1, 2008 when the club opened for business.

2.  Earnings Per Share

Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006 and 2007.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,011,804)	$269,787	$3,309,408	$428,132
Less: Preferred dividends	25,000	25,000	50,000	50,000
Net income (loss) available to common shareholders	(1,036,804)	244,787	3,259,408	378,132
Weighted average common shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530
Incremental shares from assumed exercise of dilutive options	-	170,793	-	164,907
Diluted weighted average common shares outstanding	7,567,530	7,738,323	7,567,530	7,732,437
Basic income (loss) per common share	$(0.14)	$0.03	$0.43	$0.05
Diluted income (loss) per common share	$(0.14)	$0.03	$0.43	$0.05

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

A summary of options issued to employees under the company’s incentive stock option plan as of June 30, 2008, and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2008	708,000	$0.64
Granted	-	-
Vested	-	-
Forfeited	17,000	-
Outstanding at June 30, 2008	691,000	$0.64
Exercisable at June 30, 2008	-	-

During the first six months of 2008, the company recognized share-based compensation costs in the amount of $42,326.  As of June 30, 2008, there was $312,651 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over the remaining 4.5 years vesting period for outstanding grants under the plan.

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

A summary of options issued under the agreements with directors and legal counsel as of June 30, 2008, and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	300,000	$2.23
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2008	300,000	$2.23	3.2 years	-
Exercisable at June 30, 2008	300,000	$2.23	3.2 years	-

There was no related unrecognized cost related to the directors and legal counsel options as of June 30, 2008.

4.  Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation.  These changes had no effect on net income.

5.  Commitments

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying financial statements include a provision for warranty expense calculated as approximately .5% of gross house sales.  The summary of warranty accruals for the six months ended June 30, 2008 and 2007 follows:

	2008	2007
Warranty accrual balance January 1,	$132,165	$146,635
Provision for warranty	15,001	54,756
Payments	(34,127)	(46,664)
Warranty accrual balance June 30,	$113,039	$154,727

6.  Income Taxes

The company reported income before income taxes of $3,592,687 for the six-month period ended June 30, 2008. The provision for federal and state income taxes is a net provision of $283,279 and is comprised of estimated current state taxes of $15,279 and deferred federal and state taxes of $1,327,000 offset by a decrease in the deferred tax asset valuation allowance in the amount of $1,059,000.  The deferred federal tax liability relates primarily to income from a foreign subsidiary that will be taxed in the United States only when the profits are brought back to the US, at which time the liability  is expected to be offset by utilization of existing deferred tax benefits related to net operating losses carried forward from prior years.

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $48,790,000 at June 30, 2008; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  The company has established a deferred tax asset valuation allowance to reduce the carrying value of the deferred tax asset to an amount that is more likely than not to be realized in the future.  Based on a current evaluation of historical and prospective earnings, the company decreased the valuation allowance during the first half of 2008 by approximately $1,059,000 to a balance of $44,390,000, reducing the net deferred tax benefit to $4,400,000 as of June 30, 2008.

The company had no material unrecognized tax benefits at January 1, 2008, nor does it expect any significant change in that status during the next 12 months.  No accrued interest or penalties on uncertain tax positions have been included on the statements of operations or the statement of financial condition as of June 30, 2008.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S. federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2003 are still open to examination by those relevant taxing authorities.

7. Segment Information

The company’s operations are comprised of four segments – real estate, golf, management services, and corporate investments and administration.  The following table summarizes the three months and six months ended June 30, 2008 and 2007 operations by segment:

	Three Months Ended June 30, 2008
	Real Estate	Golf	Management	Corporate	Total
Revenue	$1,695,185	$591,004	$1,131,910	$-	$3,418,099
Costs of revenue	(1,773,007)	(737,148)	(1,525,849)	-	(4,036,004)
Depreciation and amortization	(9,605)	(30,406)	(7,174)	(101,644)	(148,829)
Operating income (loss)	(87,427)	(176,550)	(401,113)	(101,644)	(766,734)
General and administrative	-	-	-	(481,843)	(481,843)
Other income (expenses)	-	-	-	246,620	246,620
Federal & state income taxes	32,224	60,599	116,051	(218,721)	(9,847)
Net income (loss)	$(55,203)	$(115,950)	$(285,063)	$(555,588)	$(1,011,804)

Long-lived assets	$16,389,640	$1,026,203	$6,551,454	$13,864,922	$37,832,219
Other assets	765,806	368,313	1,749,715	752,083	3,635,916
Total assets	$17,155,446	$1,394,515	$8,301,169	$14,617,005	$41,468,135

	Three Months Ended June 30, 2007
	Real Estate	Golf	Management	Corporate	Total
Revenue	$7,424,883	$499,504	$1,183,187	-	$9,107,574
Costs of revenue	(5,608,878)	(572,180)	(1,464,142)	-	(7,645,200)
Depreciation and amortization	(8,093)	(30,739)	(7,930)	(163,091)	(209,853)
Operating income (loss)	1,807,912	(103,415)	(288,885)	(163,091)	1,252,521
General and administrative	-	-	-	(602,710)	(602,710)
Other income (expenses)	-	-	-	(157,024)	(157,024)
Federal & state income taxes	(816,803)	47,040	129,887	416,876	(223,000)
Net income (loss)	$991,109	$(56,375)	$(158,998)	$(505,949)	$269,787

Long-lived assets	$11,405,773	$1,153,990	$2,368,558	$11,445,474	$26,373,795
Other assets	1,837,132	286,822	1,512,192	5,755,280	9,391,426
Total assets	$13,242,905	$1,440,812	$3,880,750	$17,200,754	$35,765,221

	Six Months Ended June 30, 2008
	Real Estate	Golf	Management	Corporate	Total
Revenue	$3,252,312	$1,214,132	$2,735,626	$-	$7,202,070
Costs of revenue	(3,321,096)	(1,312,505)	(2,977,574)	-	(7,611,175)
Depreciation and amortization	(17,244)	(61,105)	(51,519)	(203,287)	(333,155)
Operating income (loss)	(86,028)	(159,478)	(293,467)	(203,287)	(742,260)
General and administrative	-	-	-	(1,071,645)	(1,071,645)
Other income (expenses)	-	-	-	5,406,592	5,406,592
Federal & state income taxes	32,141	59,583	109,644	(484,647)	(283,279)
Net income (loss)	$(53,887)	$(99,895)	$(183,823)	$3,647,013	$3,309,408

	Six Months Ended June 30, 2007
	Real Estate	Golf	Management	Corporate	Total
Revenue	$13,339,934	$1,071,461	$2,010,571	-	$16,421,966
Costs of revenue	(9,956,694)	(1,085,901)	(2,768,615)	-	(13,811,210)
Depreciation and amortization	(11,081)	(60,134)	(15,270)	(200,591)	(287,076)
Operating income (loss)	3,372,159	(74,574)	(773,314)	(200,591)	2,323,680
General and administrative	-	-	-	(1,241,061)	(1,241,061)
Other income (expenses)	-	-	-	(298,327)	(298,327)
Federal & state income taxes	(1,531,353)	33,865	351,175	790,153	(356,160)
Net income (loss)	$1,840,806	$(40,709)	$(422,139)	$(949,826)	$428,132

8. Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The company does not believe this statement will have a material impact on financial position or the results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The company does not believe this statement will have a material impact on financial position or the results of operations.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments.  After a long period of relative dormancy, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004.  In subsequent years, the company expanded into Europe and the Caribbean.  The company’s consolidated statements of operations and cash flows for the six months ended June 30, 2008 and 2007 include the operations of the company and its subsidiaries identified in Note 1 to the Condensed Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations during the three and six month periods ended June 30, 2008 and 2007 and comments on its current financial condition are as follows:

Revenue

Real estate sales at South Padre totaled 2 lots and 14 houses during the six months ended June 30, 2008, generating $3,252,000 in revenue, including 8 houses sold in the three months ended June 30, 2008 for total sales of $1,695,000.  In the first six months of 2007, South Padre reported 28 lot sales and 64 house sales generating $13,340,000 in revenue, including 8 lots and 36 houses closed in the second quarter for total sales of $7,425,000.  The dramatic decrease in real estate sales appears to reflect apprehension about the continuing fallout from the sub-prime mortgage market, reaction to record high fuel prices, and fear of a possible recession.  On July 23, 2008, Hurricane Dolly made landfall in the immediate vicinity of South Padre, causing minor damage to South Padre’s golf facilities and to a number of the residential units in the South Padre community.  The most significant economic effect of the storm to South Padre will likely be the adverse effect on regional tourism and may further decrease prospective golfers and purchasers for South Padre’s residential units.

Golf related revenue, including food and beverage sold in golf restaurants, totaled $1,214,000 during the six months ended June 30, 2008.  Paid golf rounds totaled 19,600.  In the same period of 2007, South Padre played 19,100 rounds generating revenue of $1,071,000.  For the three months ended June 30, 2008, the company realized $591,000 in revenue from 7,700 rounds, compared to the same period of 2007 when we realized $500,000 in golf revenue from the same number of rounds played.  The increase in revenue in 2008 second quarter reflects food and beverage sales of approximately $125,000 by Lake Presidential Beverage Company as discussed in Note 1 to the financial statements.

The South Padre golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development.  The company anticipates phased development of the land surrounding the golf course to meet future demand in this long-term development property.  While the company anticipates a good long-term real estate market and increases in golf play as more golfers move into the residential community, the current depressed real estate sales are evidence that buyer psychology and other factors outside management’s control often affect golf and real estate operations.

Management and consulting agreements generated $714,000 in fee revenue in the quarter ended June 30, 2008 compared to $710,000 during the same period of 2007.  For the first half of 2008 fee revenue totaled $1,917,000 compared to $1,198,000 for the same period in 2007.  The 2008 increase reflects higher planning and construction fees earned in Barbados and consulting fees recognized in Spain.  The company was also reimbursed for out-of-pocket expenses related to its management agreements during the six-month period in the amount of $819,000 in 2008 and $812,000 in 2007.

Costs of Revenues

Cost of real estate sold, including land, development, construction, and closing costs, totaled $1,272,000 or 75% of sales in the second quarter of 2008 compared to $5,089,000 or 69% of real estate sales in the same quarter of 2007.  Costs for the six months ended June 30, 2009 were $2,272,000, or 70% of sales, compared to $8,952,000 or 67% of sales in the same period of 2007.   Gross profit margins are generally higher on lot development than on vertical construction, but differ among various subdivision lot developments and various house models as well; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.  The higher cost of sales realized in 2008 reflects a higher percentage of houses sold compared to lots, and the market constraints that limited our ability to increase sales prices to recover our continuing increases in costs.

Real estate operating expenses not included in cost of real estate sold totaled $501,000 and $1,049,000 respectively in the three-month and six-month periods ended June 30, 2008 compared to $519,000 and $1,005,000 in the same period of 2007.  The company’s decision to maintain a basic real estate development and construction capacity through what is anticipated to be a temporary slump in sales has resulted in relatively little change in operating expenses at South Padre.

Cost of golf merchandise sold in the three-month and six-month periods ending June 30, 2008 totaled $52,000 (71% of sales) and $103,000 (70% of sales) respectively, compared to $56,000 (70% of sales) and $96,000 (62% of sales) for the same periods of 2007.

Cost of food and beverage sold in the three-month and six-month periods ending June 30, 2008 totaled $86,000 (42% of sales) and $136,000 (43% of sales) respectively, compared to $40,000 (51% of sales) and $80,000 (46% of sales) in the same periods of 2007.  The increased dollar cost and improved cost percentage reflects results from the Lake Presidential Beverage Company that began operations May 1, 2008 as discussed in Note 1 to the financial statements.

Golf operating expenses totaled $599,000 in the second quarter of 2008 and $1,073,000 for the first half of 2008 compared to $477,000 and $910,000 in the same periods of 2007.  Increases in 2008 reflect approximately $81,000 of operating costs for Lake Presidential Beverage Company and increased costs at South Padre, primarily in golf maintenance.

Management and consulting payroll and related expenses totaled $1,108,000 and $2,159,000 respectively during the three-month and six-month periods ending June 30, 2008 compared to $991,000 and $1,956,000 for the same periods in 2007.  Increases reflect salary increases granted in December 2007 plus the addition of a new vice president and other supporting staff.

Depreciation and amortization included in the company’s consolidated statement of operations was $149,000 and $333,000 in the three-month and six-month periods ended June 30, 2008.  In the same periods of 2007, the company reported $210,000 and $287,000.   Depreciation estimated on the airplane in the first quarter of 2007 was adjusted later in 2007 to reflect a shorter useful life and lower salvage value than the estimates used in the first quarter.  The 2008 depreciation estimates are consistent with the estimates used for the full fiscal year 2007.  The remaining increase reported in 2008 relates to the amortization of intangible real estate management contracts, the costs of which are amortized as fees are earned under those contracts.

General, administrative and other expense

General, administrative and other expenses totaled $482,000 and $1,072,000 respectively in the second quarter and first half of 2008 compared to $603,000 and $1,241,000 in the same periods of 2007.  The decrease reflects, primarily, lower franchise fees in Texas that resulted from changes in the legal and ownership structure of the South Padre entities and the management group in 2006 and a larger portion of airplane operating costs reimbursed by clients.

Other income and expense

Equity in profit ( loss) of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended June 30,		Six Months Ended June 30,
	Ownership	2008	2007	2008	2007
Landmark Developments of Spain, S.L.	50%	$46,000	$154,000	$(144,000)	$205,000
Apes Hill Development SRL	33%	334,000	(218,000)	5,827,000	(330,000)
		$380,000	$(64,000)	$5,683,000	$(125,000)

Interest income decreased from $62,000 and $119,000 in the second quarter and first half of 2007 to $15,000 and $49,000 in the same periods this year, reflecting lower cash balances invested in overnight funds.

Interest expense totaled $148,000 in the second quarter and $325,000 in the first half of 2008 compared to $154,000 and $293,000 in the same periods last year.  The decrease for the quarter reflects lower interest rates.  The increase for the six months ended June 30 results from the debt used to purchase additional land at South Padre in the third quarter of 2007, partially offset by lower rates.

Federal and state income taxes

The company reported a loss before income taxes of $1,002,000 in the second quarter of 2008 and a profit before taxes of $3,593,000 for the first half of the year.  The provision for federal and state income taxes reflects a net provision of $283,279 for the six months ended June 30, 2008 and is comprised of current state taxes, deferred federal and state taxes and changes in the deferred tax valuation allowance as discussed in Note 6 to the financial statements.    In 2007, the company realized income before taxes of $784,000 in the first six months of the year and provided for federal and state income taxes in the amount of $356,000.

Net income

The company reported a net loss of $1,012,000 for the second quarter of 2008 and a net profit of $3,309,408 for the first half of the year.  In the comparable periods of 2007, the company reported net income of $270,000 and $428,000.  The decrease in the second quarter results from modest profits in Apes Hill and losses from domestic operations.  The significant increase for the first half of the year results primarily from profitable real estate sales in the Barbados development, offset partially by lower real estate sales in South Padre.

Liquidity and capital resources

Current assets total $3,636,000 at June 30, 2008 compared to $6,337,000 at December 31, 2007, reflecting use of cash to pay operating expenses and to pay down debt.  Although the company is operating profitably in 2008, its profits from the Barbados project are being reinvested in further development there.  Current liabilities total $6,475,000 at June 30, 2008, including approximately $2,883,000 due to Texas banks, secured by the real estate at South Padre.  Although sales at South Padre are currently depressed, management believes that the collateral value of its real estate assets is sufficient to refinance a portion of the debt maturing within twelve months, should that become necessary.  Debt and interest due to affiliates in the approximate amount of $2,160,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.  The company is currently exploring the possibility of raising additional liquidity through the sale of preferred stock and/or issuance of debt.

Real estate and golf management contract rights acquired remained unchanged during the first six months of 2008 except for the $37,000 amortization recorded on the Spain contract.  The only contract in this asset group with significant unamortized costs relates to a property in the Hudson Valley of New York state.  While no fees are currently being realized from that contract as government approvals are pending for the proposed development, the company expects to recover the remaining unamortized costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $15,957,000 at June 30, 2008 compared to $15,857,000 at December 31, 2007, with the reductions from limited real estate sales exceeded by continuing development and carry costs on existing inventory.

Property and equipment decreased approximately $269,000, reflecting depreciation recorded in the first six months of 2008, partially offset by the purchase of model furniture at South Padre.

Other assets are comprised primarily of investments in unconsolidated affiliates which increased approximately $5,692,000 in the first half of 2008, reflecting undistributed profits recognized in Apes Hill in Barbados, and the deferred tax assets which decreased by approximately $268,000, resulting from temporary timing differences between tax and GAAP reporting, partially offset by a $1,059,000 decrease in the asset valuation allowance.

Liabilities totaled $19,635,000 at June 30, 2008 – a decrease of approximately $335,000 from December 31, 2007.   One of the lines of credit financing real estate development at South Padre was extended during the first quarter of 2008, shifting the classification of approximately $5,000,000 from current to long term debt.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Stockholders’ equity increased by approximately $2,952,000 in the first half of 2008, reflecting the company’s net income of $3,309,000, the benefit of employee stock option compensation in the amount of $42,000, and the unrealized gain from currency translation in the amount of $9,000, all of which were  partially offset by $428,000 of dividends paid on common and preferred stock.

There were no commitments regarding purchase or sale of the company's stock at June 30, 2008; however, see Note 3 to the financial statements regarding stock options outstanding.

Critical accounting estimates

Future realization of the significant deferred tax asset is dependent on the company’s ability to generate taxable income in future years.  The company has established a valuation allowance to reduce the carrying value of the asset to an amount likely to be realized.  While estimates of future income are always uncertain, the diversification of the company’s investments into foreign real estate affiliates makes current estimates even more challenging.  Realization of the tax asset will be significantly affected by, among other factors, whether the new investments are profitable and whether or when those profits are taxable in the U.S.  Any significant change in the various factors affecting the company’s expectations of future taxable earnings could require a change in the valuation allowance. Any change in the valuation allowance is reflected in the company’s operating statement for the period such change is recognized.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the company’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2008, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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
August 13, 2008

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
August 13, 2008

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