Form 10-Q
period 2008-09-30
LANDMARK LAND CO INC/DE
filed 2008-11-13
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of November 12, 2008 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

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

PART I – FINANCIAL INFORMATION .

Item 1.                      Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,154,430	$4,934,820
Accounts receivable	531,695	315,932
Receivable from affiliates	672,497	733,771
Inventories	134,486	117,028
Other current assets	140,225	235,128
Total current assets	2,633,333	6,336,679

Real estate and golf management contract rights acquired,
net of accumulated amortization of $961,726 and $924,472
in 2008 and 2007, respectively	2,323,861	2,361,115

Real estate
Real estate held for sale	1,151,156	1,379,203
Real estate held for or under development	14,037,949	14,477,550
Total real estate	15,189,105	15,856,753

Property and equipment, net of accumulated depreciation
of $1,228,264 and $785,818 in 2008 and 2007, respectively	5,421,540	4,960,701

Other assets
Investment in unconsolidated affiliates	9,949,652	4,587,466
Receivable from affiliates, non-current	592,650	-
Deposits	180,181	100,000
Deferred tax assets	4,400,000	4,668,000
Total other assets	15,122,483	9,355,466

Total assets	$40,690,322	$38,870,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities
Current portion of notes payable to others	$12,682,675	$8,353,641
Current portion of liabilities to affiliates	1,192,074	1,192,074
Accounts payable and accrued expenses	571,210	623,629
Accrued payroll and related expenses	338,793	326,309
Accrued interest due affiliates	935,377	845,845
Accrued interest due others	350,531	300,168
Other liabilities and deferred credits	130,810	311,393
Current income taxes	7,561	76,000
Total current liabilities	16,209,031	12,029,059

Notes payable to others, due after one year	3,381,817	7,941,090

Total liabilities	19,590,848	19,970,149

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend; 50,000 shares authorized; 20,000 shares and 10,000 shares issued and outstanding
in 2008 and 2007 respectively, stated at liquidation value	2,000,000	1,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,487,840	30,424,367
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(14,433,606)	(15,560,779)
Accumulated other comprehensive loss	(57,174)	(65,437)
Total stockholders' equity	21,099,474	18,900,565

Total liabilities and stockholders' equity	$40,690,322	$38,870,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue
Real estate sales	$1,207,699	$4,149,806	$4,460,011	$17,489,740
Golf course revenue	201,910	283,506	950,175	1,025,215
Golf merchandise sales	56,302	63,552	204,410	219,704
Food and beverage sales	211,446	62,252	529,205	235,852
Management and consulting fees	835,094	478,548	2,752,065	1,676,678
Reimbursement of out-of-pocket expenses	344,297	401,945	1,162,952	1,214,386
Total revenues	2,856,748	5,439,609	10,058,818	21,861,575

Costs of revenue
Cost of real estate sold	773,011	2,486,071	3,044,995	11,438,259
Real estate operating expenses	443,434	477,762	1,492,546	1,482,268
Cost of golf merchandise sold	37,023	37,863	140,032	133,585
Cost of food and beverage sold	97,056	30,181	233,075	110,386
Golf operating expenses	558,513	473,109	1,631,990	1,383,083
Out-of-pocket expenses	344,297	401,945	1,162,952	1,214,386
Management and consulting payroll and related expenses	1,029,040	931,621	3,187,959	2,887,795
Depreciation and amortization	148,386	151,237	481,541	438,313
Total costs of revenue	3,430,760	4,989,789	11,375,090	19,088,075

Operating income (loss)	(574,012)	449,820	(1,316,272)	2,773,500

General, administrative and other expenses	(482,200)	(614,497)	(1,553,845)	(1,855,558)

Other income (expenses)
Equity in profit (loss) of unconsolidated affiliates	(342,068)	(12,444)	5,340,493	(137,199)
Interest income	2,787	69,173	51,387	188,641
Interest expense	(144,982)	(155,482)	(469,551)	(448,522)
Total other income (expenses)	(484,263)	(98,753)	4,922,329	(397,080)

Net income (loss) before income taxes	(1,540,475)	(263,430)	2,052,212	520,862

Federal and state income taxes	3,271	47,442	(280,008)	(308,718)

Net income (loss)	$(1,537,204)	$(215,988)	$1,772,204	$212,144

Basic income (loss) per common share	$(0.21)	$(0.03)	$0.22	$0.02

Basic weighted average shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530

Diluted income (loss) per common share	$(0.21)	$(0.03)	$0.22	$0.02

Diluted weighted average shares outstanding	7,567,530	7,567,530	7,567,530	7,725,538

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(1,537,204)	$(215,988)	$1,772,204	$212,144

Other comprehensive income (loss)
Foreign currency translation adjustments	(632)	(8,817)	8,263	(15,024)

Comprehensive income (loss)	$(1,537,836)	$(224,805)	$1,780,467	$197,120

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
Cash flows from operating activities
Net income for the period	$1,772,204	$212,144
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	481,541	438,313
Director and employee bonus paid in stock or options	63,473	102,728
Equity in (profit) loss of unconsolidated affiliates	(5,340,493)	137,199
(Increase) decrease in
Accounts receivable	(215,763)	2,321,301
Receivable from affiliates	(544,807)	175,205
Inventories	(17,458)	(12,262)
Other current assets	94,903	27,877
Deposits	(80,181)	35,800
Deferred tax assets	268,000	93,000
Increase (decrease) in
Accounts payable and accrued expenses	(52,419)	(322,657)
Accrued payroll and related expenses	12,484	81,096
Accrued interest	139,895	90,145
Other liabilities and deferred credits	(180,583)	(1,113,064)
Current income taxes	(68,439)	38,000
Net cash provided (used) by operating activities	(3,667,643)	2,304,825

Cash flows from investing activities
Purchase of property and equipment , net	(50,380)	(4,267,596)
Purchase and development of real estate inventory	(3,422,333)	(14,909,521)
Sale of real estate inventory	3,235,238	11,622,192
Investment in unconsolidated affiliate	-	(148,750)
Net cash (used) by investing activities	(237,475)	(7,703,675)

Cash flows from financing activities
Proceeds from debt to others	2,445,595	18,157,593
Repayments on debt to others	(2,675,836)	(11,082,282)
Sale of preferred stock	1,000,000	-
Cash dividends on common stock	(567,565)	(571,271)
Cash dividends on preferred stock	(77,466)	(75,000)
Net cash provided by financing activities	124,728	6,429,040

Net increase (decrease) in cash during period	(3,780,390)	1,030,190

Cash balance, beginning of period	4,934,820	5,437,186

Cash balance, end of period	$1,154,430	$6,467,376

Supplemental disclosure of cash flow information:
Cash paid for interest, including $80,000 paid to affiliates in
2007 and $20,000 in 2008	$729,231	$846,666
Housing units leased to others, transferred from Real estate held for
development to Property and equipment at cost	$840,612	$-

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Landmark Land Company, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  There have been no significant changes to accounting policies or critical estimates during the third quarter of 2008.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., Lake Presidential Beverage Company, Inc., South Padre Island Development, L.P., and SPIBS, LLC.  The two entities related to the South Padre project, South Padre Island Development, L.P. and SPIBS, LLC, are sometimes collectively referred to as “South Padre”.  In addition, South Padre Island Realty, LLC has been formed to conduct brokerage activities at the South Padre development.  There was no activity in this entity during the third quarter of 2008.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$9,111	$736,170	$312,782	$2,008,379
Gross profit (loss)	$(65,570)	$336,241	$(354,327)	745,913
Profit (loss) from continuing operations	$(65,570)	$336,241	$(354,327)	745,913
Net income (loss)	$(65,570)	$336,241	$(354,327)	745,913

The company has a receivable from this affiliate of $606,081 as of September 30, 2008.   In addition, the company has recorded cumulative losses from this investment totaling $1,264,018 which have reduced its original capital investment of $1,250,587 to a net negative carrying value of $13,431 at September 30, 2008.  The negative carrying value has been offset against the receivable from this affiliate in the September 30, 2008 balance sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$1,059,373	-	$32,182,248	-
Gross profit (loss)	$542,377	$(541,707)	$19,052,088	$(1,530,480)
Profit (loss) from continuing operations	$(927,851)	$(541,707)	$16,552,968	$(1,530,480)
Net profit (loss)	$(927,851)	$(541,707)	$16,552,968	$(1,530,480)

Apes Hill closed two lot sales in the third quarter of 2008 generating US $1,010,000 in revenue.  At September 30, 2008, Apes Hill reported 49 lots and 2 houses under contract with a total sales value of approximately US $52,172,000, including a bulk sale of 30 lots to one purchaser with a sales value of approximately US $31,157,000.

The company has a receivable from Apes Hill in the amount of $646,813 at September 30, 2008 representing unpaid management fees and out-of-pocket expenses.  The amount is reported in the balance sheet as Receivable from affiliates.

In December 2005, the company’s subsidiary, DPMG Inc., entered into a limited liability company agreement with V.O.B. Limited Partnership (“V.O.B.”), the owner and developer of the approximately 1,200 acre Beechtree residential development located near Upper Marlboro, Maryland (a suburb of Washington, D.C.).  Each of V.O.B. and DPMG Inc. owned 50% of Presidential Golf Club, LLC (“Presidential”).  V.O.B. contributed approximately 240 acres of real property to Presidential and each of V.O.B. and DPMG Inc. contributed $700,000 in equity for the development of an 18-hole championship golf course.  V.O.B. loaned Presidential the remaining funds to complete the golf facility which DPMG Inc. manages.

During the first quarter of 2008, DPMG Inc. and V.O.B. agreed to amendments to the Presidential Golf Club, LLC operating agreement that restructured V.O.B.’s contributions for the construction of the golf course and related facilities effective July 31, 2007.  Under the amended agreement, V.O.B. will write off a portion of the cost of the golf course against its surrounding real estate development and convert the remainder of its funding from debt to equity.  DPMG, Inc.’s $700,000 investment in Presidential now represents a 7.45% ownership interest that the company accounts for using the cost method.  Presidential opened its golf course for play on May 1, 2008.  Until that time substantially all costs were capitalized.  The company has a $25,684 receivable from Presidential, representing current fees and reimbursements due at September 30, 2008, included in the balance sheet as Receivable from affiliates.

Lake Presidential Beverage Company, LLC is a wholly owned subsidiary of the company formed on November 7, 2007 to hold the alcoholic beverage license and to operate the food and beverage services for the Lake Presidential Golf Club in Maryland.  The beverage company breaks even on the food and beverage operations, paying lease rentals to Lake Presidential Golf Club in the approximate amount of any revenues in excess of operating expenses.  The company’s statement of operations for the period ended September 30, 2008 includes food and beverage revenue of approximately $285,000 and a corresponding amount for cost of food and beverage sold and for operating expenses, reflecting operations from May 1, 2008 when the club opened for business.

2.  Earnings Per Share

Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006 and 2007.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,537,204)	$(215,988)	$1,772,204	$212,144
Less: Preferred dividends	(27,466)	(25,000)	(77,466)	(75,000)
Net income (loss) available to common shareholders	$(1,564,670)	$(240,988)	$1,694,738	$137,144
Weighted average common shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530
Incremental shares from assumed exercise of dilutive options	-	-	-	158,008
Diluted weighted average common shares outstanding	7,567,530	7,567,530	7,567,530	7,725,538
Basic income (loss) per common share	$(0.21)	$(0.03)	$0.22	$0.02
Diluted income (loss) per common share	$(0.21)	$(0.03)	$0.22	$0.02

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

A summary of options issued to employees under the company’s incentive stock option plan as of September 30, 2008, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2008	708,000	$0.64
Granted	-	-
Vested	-	-
Forfeited	17,000	-
Outstanding at September 30, 2008	691,000	$0.64
Exercisable at September 30, 2008	-	-

During the first nine months of 2008, the company recognized share-based compensation costs in the amount of $63,473.  As of September 30, 2008, there was $291,504 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over the remaining 4.2 years vesting period for outstanding grants under the plan.

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

A summary of options issued under the agreements with directors and legal counsel as of September 30, 2008, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	300,000	$2.23	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2008	300,000	$2.23	3.2 years	-
Exercisable at September 30, 2008	300,000	$2.23	3.2 years	-

There was no related unrecognized cost related to the directors and legal counsel options as of September 30, 2008.

4.  Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation.  These changes had no effect on net income.

5.  Commitments

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying financial statements include a provision for warranty expense calculated as approximately .5% of gross house sales.  The summary of warranty accruals for the nine months ended September 30, 2008 and 2007 follows:

	2008	2007
Warranty accrual balance January 1,	$132,165	$146,635
Provision for warranty	20,090	74,440
Payments	(55,413)	(87,808)
Warranty accrual balance September 30,	$96,842	$133,267

6.  Income Taxes

The company reported income before income taxes of $2,052,212 for the nine-month period ended September 30, 2008. The provision for federal and state income taxes is a net provision of $280,008 and is comprised of estimated current state taxes of $12,008 and deferred federal and state taxes of $794,000 offset by a decrease in the deferred tax asset valuation allowance in the amount of $526,000.  The deferred federal tax liability relates primarily to income from a foreign affiliate that will be taxed in the United States only when the profits are brought back to the US, at which time the liability is expected to be offset by utilization of existing deferred tax benefits related to net operating losses carried forward from prior years.

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $49,323,000 at September 30, 2008; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  The company has established a deferred tax asset valuation allowance to reduce the carrying value of the deferred tax asset to an amount that is more likely than not to be realized in the future.  Based on a current evaluation of historical and prospective earnings, the company decreased the valuation allowance during the first nine months of 2008 by approximately $526,000 to a balance of $44,923,000, reducing the net deferred tax benefit to $4,400,000 as of September 30, 2008.

The company had no material unrecognized tax benefits at September 30, 2008, nor does it expect any significant change in that status during the next 12 months.  No accrued interest or penalties on uncertain tax positions have been included on the statements of operations or the statement of financial condition as of September 30, 2008.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S. federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2003 are still open to examination by those relevant taxing authorities.

7. Segment Information

The company’s operations are comprised of four segments – real estate, golf, management services, and corporate investments and administration.  The following table summarizes the three months and nine months ended September 30, 2008 and 2007 operations by segment:

	Three Months Ended September 30, 2008
	Real Estate	Golf	Management	Corporate	Total
Revenue	$1,207,699	$469,658	$1,179,391	$-	$2,856,748
Costs of revenue	(1,216,445)	(692,592)	(1,373,337)	-	(3,282,374)
Depreciation and amortization	(8,235)	(31,036)	(7,472)	(101,643)	(148,386)
Operating (loss)	(16,981)	(253,970)	(201,418)	(101,643)	(574,012)
General and administrative	-	-	-	(482,200)	(482,200)
Other (expenses)	-	-	-	(484,263)	(484,263)
Federal & state income taxes	8,316	102,799	84,723	(192,567)	3,271
Net (loss)	$(8,665)	$(151,171)	$(116,695)	$(1,260,673)	$(1,537,204)

Long-lived assets	$16,427,238	$1,090,960	$5,468,489	$14,477,652	$37,464,339
Other assets	604,624	247,740	1,562,009	811,610	3,225,983
Total assets	$17,031,862	$1,338,700	$7,030,498	$15,289,262	$40,690,322

	Three Months Ended September 30, 2007
	Real Estate	Golf	Management	Corporate	Total
Revenue	$4,149,806	$409,310	$880,493	$-	$5,439,609
Costs of revenue	(2,963,833)	(541,153)	(1,333,566)	-	(4,838,552)
Depreciation and amortization	(8,221)	(32,495)	(8,452)	(102,069)	(151,237)
Operating income (loss)	1,177,752	(164,338)	(461,525)	(102,069)	449,820
General and administrative	-	-	-	(614,497)	(614,497)
Other (expenses)	-	-	-	(98,753)	(98,753)
Federal & state income taxes	(1,165,406)	107,740	380,721	724,387	47,442
Net income (loss)	$12,346	$(56,598)	$(80,804)	$(90,932)	$(215,988)

Long-lived assets	$16,105,315	$1,127,435	$3,726,733	$10,628,840	$31,588,323
Other assets	1,493,950	219,067	1,184,986	5,092,861	7,990,864
Total assets	$17,599,265	$1,346,502	$4,911,719	$15,721,701	$39,579,187

	Nine Months Ended September 30, 2008
	Real Estate	Golf	Management	Corporate	Total
Revenue	$4,460,011	$1,683,790	$3,915,017	$-	$10,058,818
Costs of revenue	(4,537,541)	(2,005,097)	(4,350,911)	-	(10,893,549)
Depreciation and amortization	(25,479)	(92,141)	(58,991)	(304,930)	(481,541)
Operating (loss)	(103,009)	(413,448)	(494,885)	(304,930)	(1,316,272)
General and administrative	-	-	-	(1,553,845)	(1,553,845)
Other income	-	-	-	4,922,329	4,922,329
Federal & state income taxes	40,457	162,382	194,367	(677,214)	(280,008)
Net income (loss)	$(62,552)	$(251,066)	$(300,518)	$2,386,340	$1,772,204

	Nine Months Ended September 30, 2007
	Real Estate	Golf	Management	Corporate	Total
Revenue	$17,489,740	$1,480,771	$2,891,064	$-	$21,861,575
Costs of revenue	(12,920,527)	(1,627,054)	(4,102,181)	-	(18,549,762)
Depreciation and amortization	(19,302)	(92,629)	(23,722)	(302,660)	(438,313)
Operating income (loss)	4,549,911	(238,912)	(1,234,839)	(302,660)	2,773,500
General and administrative	-	-	-	(1,855,558)	(1,855,558)
Other (expenses)	-	-	-	(397,080)	(397,080)
Federal & state income taxes	(2,696,759)	141,605	731,896	1,514,540	(308,718)
Net income (loss)	$1,853,152	$(97,307)	$(502,943)	$(1,040,758)	$212,144

8.  Financial Position

Although the company is operating profitably in 2008, its profits from the Barbados project are being reinvested in further development there.  As a consequence, the company’s cash reserves are being depleted and the company is currently exploring ways to cut expenses through staff reductions, sale of the corporate aircraft and other measures.  The company is also seeking ways to raise additional capital through the sale of preferred stock and/or issuance of debt, however, the illiquid nature of  the current capital and debt markets has adversely affected the availability of cash to small real estate based entities such as the company.

Real estate sales at South Padre have been depressed during 2008 and management anticipates that sales will not increase above current levels during the near term.  As a result, while the company believes that the collateral value of its real estate assets is sufficient to support the existing lines of credit, the company recognizes that its real estate lenders may be reluctant to renew such credit on current terms as it matures during the second and third quarters of 2009.  The company’s lenders in South Padre have been financing the company’s development and construction activity for over 5 years and the company is currently in discussions with its largest creditor regarding such a renewal, however, no assurances can be given at this time.

9.  Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

However in February 2008, the FASB issued FASB Staff Position (“FSP”) No.157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  Effective January 2008, the Company adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The company is still evaluating the impact of the adoption of SFAS 157 for non-financial assets and non-financial liabilities, however, SFAS 157 is not expected  to have a material impact on the financial results of the company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The company did not elect to apply the provisions of SFAS 159 to its existing financial instruments at January 1, 2008.

In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:

•	Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations;” and

•	Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”

SFAS 141(R) provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and non-controlling interests, if any, acquired in a business combination. SFAS 160 will change the accounting and reporting for minority interests, which will be treated as non-controlling interests and classified as a component of equity. Both standards are effective for fiscal years beginning after December 15, 2008, and are applicable to the company for fiscal 2009. Early adoption is prohibited. The company is currently evaluating both standards.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for interim periods beginning after November 15, 2008. This company does not believe this statement will impact future disclosures because the company does not engage in hedging activities nor invest in derivative instruments.

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the company would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and fiscal 2012. The company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments.  After a long period of relative dormancy, the company acquired its first operating companies, DPMG, Inc. and its affiliates, on August 31, 2003 and subsequently, South Padre Island Development, L.P. on October 1, 2004.  In subsequent years, the company expanded into Europe and the Caribbean.  The company’s consolidated statements of operations and cash flows for the nine months ended September 30, 2008 and 2007 include the operations of the company and its subsidiaries identified in Note 1 to the financial statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations during the three and nine month periods ended September 30, 2008 and 2007 and comments on its current financial condition are as follows:

Revenue

Real estate sales at South Padre totaled 4 lots and 19 houses during the nine months ended September 30, 2008, generating $4,460,000 in revenue, including 2 lots and 5 houses sold in the three months ended September 30, 2008 for total sales of $1,208,000.  In the first nine months of 2007, South Padre reported 30 lot sales and 81 house sales generating $17,490,000 in revenue, including 2 lots and 17 houses closed in the third quarter for total sales of $4,150,000.  The dramatic decrease in real estate sales appears to reflect apprehension about the continuing fallout from the current credit crisis, reaction to record high fuel prices, and fear of a possible recession.  On July 23, 2008, Hurricane Dolly made landfall in the immediate vicinity of South Padre, causing minor damage to South Padre’s golf facilities and to a number of the residential units in the South Padre community, but significant damage to tourist facilities on South Padre Island itself.  The most important economic effect of the storm to South Padre will likely be the adverse effect on regional tourism that may further decrease the number of golfers and prospective purchasers for South Padre’s residential units.

Golf related revenue, including food and beverage sold in golf restaurants, totaled $1,684,000 during the nine months ended September 30, 2008.  Paid golf rounds totaled 23,900.  In the same period of 2007, South Padre played 25,400 rounds generating revenue of $1,481,000.  For the three months September 30, 2008, the company realized $470,000 in revenue from 4,300 rounds, compared to the same period of 2007 when we realized $409,000 in golf revenue on 6,300 rounds played.  The increase in revenue in 2008 reflects food and beverage sales of approximately $285,000 by Lake Presidential Beverage Company as discussed in Note 1 to the financial statements.

The South Padre golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development.  The company anticipates phased development of the land adjoining the golf course to meet future demand in this long-term development property.  While the company anticipates a good long-term real estate market and increases in golf play as more golfers move into the residential community, the current depressed real estate sales are evidence that buyer psychology and other factors outside management’s control often affect golf and real estate operations.

Management and consulting agreements generated $835,000 in fee revenue in the quarter ended September 30, 2008 compared to $479,000 during the same period of 2007.  For the first nine months of 2008 fee revenue totaled $2,752,000 compared to $1,677,000 for the same period in 2007.  The 2008 increase reflects higher planning and construction fees earned in Barbados and consulting fees recognized in Spain.  The company was also reimbursed for out-of-pocket expenses related to its management agreements during the nine-month period in the amount of $1,163,000 in 2008 and $1,214,000 in 2007.

Costs of Revenues

Cost of real estate sold, including land, development, construction, and closing costs, totaled $773,000 or 64% of sales in the third quarter of 2008 compared to $2,486,000 or 60% of real estate sales in the same quarter of 2007.  Costs for the nine months ended September 30, 2008 were $3,045,000, or 68% of sales, compared to $11,438,000 or 65% of sales in the same period of 2007.   Gross profit margins are generally higher on lot development than on vertical construction, but differ among various subdivision lot developments and various house models as well; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.  The higher cost of sales realized in 2008 reflects a higher percentage of houses sold compared to lots, and the market constraints that limited our ability to increase sales prices to recover continuing increases in costs.

Real estate operating expenses not included in cost of real estate sold totaled $443,000 and $1,493,000 respectively in the three-month and nine-month periods ended September 30, 2008 compared to $478,000 and $1,482,000 in the same periods of 2007.  The company’s decision to maintain a basic real estate development and construction capacity through what is anticipated to be a temporary slump in sales has resulted in relatively little change in operating expenses at South Padre.

Cost of golf merchandise sold in the three-month and nine-month periods ending September 30, 2008 totaled $37,000 (66% of sales) and $140,000 (68% of sales) respectively, compared to $38,000 (60% of sales) and $134,000 (61% of sales) for the same periods of 2007.

Cost of food and beverage sold in the three-month and nine-month periods ending September 30, 2008 totaled $97,000 (46% of sales) and $233,000 (44% of sales) respectively, compared to $30,000 (49% of sales) and $110,000 (47% of sales) in the same periods of 2007.  The increased dollar cost and improved cost percentage reflects results from the Lake Presidential Beverage Company that began operations May 1, 2008 as discussed in Note 1 to the financial statements.

Golf operating expenses totaled $559,000 in the third quarter of 2008 and $1,632,000 for the first nine months of 2008 compared to $473,000 and $1,383,000 in the same periods of 2007.  Increases in 2008 reflect approximately $171,000 of operating costs for Lake Presidential Beverage Company and increased costs at South Padre, primarily in golf maintenance.

Management and consulting payroll and related expenses totaled $1,029,000 and $3,188,000 respectively during the three-month and nine-month periods ending September 30, 2008 compared to $932,000 and $2,888,000 for the same periods in 2007.  Increases reflect salary increases granted in December 2007 plus the addition of a new vice president in September 2007.

Depreciation and amortization included in the company’s consolidated statement of operations was $148,000 and $482,000, respectively,  in the three-month and nine-month periods ended September 30, 2008.  In the same periods of 2007, the company reported $151,000 and $438,000.  The increase reported in 2008 relates to the amortization of intangible real estate management contracts, the costs of which are amortized as fees are earned under those contracts.

General, administrative and other expense

General, administrative and other expenses totaled $482,000 and $1,554,000 respectively in the third quarter and first nine months of 2008 compared to $614,000 and $1,856,000 in the same periods of 2007.  The decrease in 2008 reflects, primarily, lower franchise fees in Texas in 2008 that resulted from changes in the legal and ownership structure of the South Padre entities in 2006, less use of the corporate airplane, and a larger portion of airplane operating costs reimbursed by clients.

Other income and expense

Equity in profit ( loss) of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Ownership	2008	2007	2008	2007
Landmark Developments of Spain, S.L.	50%	$(33,000)	$168,000	$(177,000)	$373,000
Apes Hill Development SRL	33%	(309,000)	(180,000)	5,518,000	(510,000)
		$(342,000)	$(12,000)	$5,341,000	$(137,000)

Interest income decreased from $69,000 and $189,000, respectively,  in the third quarter and first nine months of 2007 to $3,000 and $51,000 in the same periods this year, reflecting lower cash balances invested in overnight funds.

Interest expense totaled $145,000 in the third quarter and $470,000 in the first nine months of 2008 compared to $155,000 and $449,000 in the same periods last year.  The decrease for the quarter reflects lower interest rates.  The increase for the nine months ended September 30, 2008 results from the debt used to purchase additional land at South Padre in the third quarter of 2007, partially offset by lower interest rates.

Federal and state income taxes

The company reported a loss before income taxes of $1,540,000 in the third quarter of 2008 and a profit before taxes of $2,052,000 for the first nine months of the year.  The provision for federal and state income taxes reflects a net provision of $280,000 for the nine months ended September 30, 2008 and is comprised of current state taxes, deferred federal and state taxes and changes in the deferred tax valuation allowance as discussed in Note 6 to the financial statements.  In 2007, the company realized income before taxes of $521,000 in the first nine months of the year and provided for federal and state income taxes in the amount of $309,000.

Net income

The company reported a net loss of $1,537,000 for the third quarter of 2008 and a net profit of $1,772,000 for the first nine months of the year.  In 2007, the company reported a net loss of $216,000 for the third quarter and a net profit of $212,000 for the first nine months.  The increase in year-to-date profits in 2008 results primarily from recognition of the company’s share of profitable real estate sales in the Barbados development during the first quarter of the year, offset partially by lower real estate sales in South Padre.

Liquidity and capital resources

Current assets total $2,633,000 at September 30, 2008 compared to $6,337,000 at December 31, 2007, reflecting use of cash to pay operating expenses and to pay down debt.  Although the company is operating profitably in 2008, its profits from the Barbados project are being reinvested in further development there.  As a consequence, the company’s cash reserves are being depleted and the company is currently exploring ways to cut expenses through staff reductions, sale of the corporate aircraft and other measures.  The company is also seeking ways to raise additional capital through the sale of preferred stock and/or issuance of debt, however, the illiquid nature of  the current capital and debt markets has adversely affected the availability of cash to small real estate based entities such as the company.

Current liabilities total $16,209,000 at September 30, 2008, including approximately $11,828,000 due to Texas banks, secured by the real estate at South Padre.  Real estate sales at South Padre have been depressed during 2008 and management anticipates that sales will not increase above current levels during the near term.  As a result, while the company believes that the collateral value of its real estate assets is sufficient to support the existing lines of credit, the company recognizes that its real estate lenders may be reluctant to renew such credit on current terms as it matures during the second and third quarters of 2009.  The company’s lenders in South Padre have been financing the company’s development and construction activity for over 5 years and the company is currently in discussions with its largest creditor regarding such a renewal, however, no assurances can be given at this time.  Debt and interest due to affiliates in the approximate amount of $2,127,000 is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.

Real estate and golf management contract rights acquired remained unchanged during the first nine months of 2008 except for $37,000 amortization recorded on the Spain contract.  At September 30, 2008, the only contract in this asset group with unamortized costs relates to a property in the Hudson Valley of New York state.  While no fees are currently being realized from that contract as government approvals are pending for the proposed development, the company expects to recover the remaining unamortized costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $15,189,000 at September 30, 2008 compared to $15,857,000 at December 31, 2007.  During the third quarter of 2008, the company negotiated one-year leases on seven completed housing units and transferred the cost of those units, totaling approximately $840,000, to Property and equipment.

Property and equipment increased approximately $461,000, reflecting primarily the transfer of completed houses from inventory to operating rental property as discussed in the previous paragraph, partially offset by depreciation recorded in the first nine months of 2008.

Other assets increased approximately $5,767,000 in the first nine months of 2008 reflecting the $5,362,000 increase in investments in unconsolidated affiliates resulting from the undistributed profits recognized in Apes Hill in Barbados and the $593,000 receivable from affiliates (Landmark Developments of Spain, SL) which may not be collected within the current business cycle.  These increases were partially offset by the $268,000 net decrease in deferred tax assets – the result of a net increase in deferred tax liabilities of approximately $794,000 that was partially offset by a $526,000 decrease in the asset valuation allowance.

Liabilities totaled $19,591,000 at September 30, 2008 – a decrease of approximately $379,000 from December 31, 2007.   Net reductions in real estate and airplane debt and in real estate sales deposits were partially offset by increased interest accumulated on debt to affiliates.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Stockholders’ equity increased by approximately $2,199,000 in the first nine months of 2008, reflecting the company’s net income of $1,772,000, the benefit of employee stock option compensation in the amount of $63,000, the sale of preferred stock in the amount of $1,000,000 and the unrealized gain from currency translation in the amount of $9,000, all of which were  partially offset by $645,000 of dividends paid on common and preferred stock.

There were no commitments regarding purchase or sale of the company's stock at September 30, 2008; however, see Note 3 to the financial statements regarding stock options outstanding.

Critical accounting estimates

Future realization of the significant deferred tax asset is dependent on the company’s ability to generate taxable income in future years.  The company has established a valuation allowance to reduce the carrying value of the asset to an amount likely to be realized.  While estimates of future income are always uncertain, the diversification of the company’s investments into foreign real estate affiliates makes current estimates even more challenging.  Realization of the tax asset will be significantly affected by, among other factors, whether the company’s investments are profitable and whether or when those profits are taxable in the U.S.  Any significant change in the various factors affecting the company’s expectations of future taxable earnings could require a change in the valuation allowance. Any change in the valuation allowance is reflected in the company’s statement of operations for the period such change is recognized.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the company’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2008, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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
November 13, 2008

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
November 13, 2008

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