Form 10-K
period 2008-12-31
LANDMARK LAND CO INC/DE
filed 2009-04-15
CIK 749028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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
[√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated file	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	[ ] Yes	[√] No

The aggregate market value of the 2,465,479 shares of voting and non-voting common equity held by non-affiliates of the issuer on June 30, 2008 was $4,930,958.  For the purposes of computing the above market value, the voting stock beneficially held by directors, officers, key employees and 10% or more shareholders of the company was considered as held by "affiliates". The aggregate market value was computed by reference to the average bid and asked prices of the common stock on such date as reported by Pink Sheets from trading information from the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of March 30, 2009 was 7,567,530.

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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: the company’s limited cash flow from operations; early terminations of existing golf course management agreements; the company's ability to expand its golf management business; general demand for the company's services or products, intense competition from other golf course managers and residential developers/builders;  changes in laws and regulations affecting the company and/or its services; the outcomes of future litigation and contingencies; trends in the golf and housing industry; changes in local, national and international economies; the current war against terrorism; risks arising from natural disasters;  risks involved in doing business in foreign countries; and risks inherent in and associated with doing business in a recreational and/or interest rate sensitive industry. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

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

PART I

Item 1. Business

Landmark Land Company, Inc. (the "company"): Landmark Land Company, Inc., a Delaware corporation, is in the business of developing and managing real estate and golf projects throughout the world.  At various times in the past, the company has availed itself of the possibilities of acquiring high quality developments that for various reasons had become distressed.  It was at these times that the company acquired well known developments in the U.S. such as La Quinta, Mission Hills, Palm Beach Polo, and Kiawah Island.  In each case, the company was able to re-plan, reposition, and reintroduce these quality developments to the market.  The economic conditions that we are now experiencing make it extremely difficult to anticipate new resort developments commencing in the near future.  As a result, the company is focusing its experience and talent on analyzing a number of the many distressed developments in the U.S. and Caribbean markets which were commenced over the past several years, but which are now currently dormant or in some form of financial difficulty.  Many of these opportunities are well located and well planned, but lack the financing and/or market necessary for them to continue.  A good example of this type of opportunity is a world class Jack Nicklaus resort development on the island of St. Lucia named Point Hardy.  The company entered into a management agreement with the owners of this development in the first quarter of 2009 and it is currently in negotiations with regard to several other management and/or development agreements.

Prior to October 1991, the company was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning a savings bank, a mortgage banking company, a life insurance company, and other financial services companies. Substantially all of the company's operations were owned and its businesses conducted, by subsidiaries of Oak Tree Savings Bank, S.S.B. ("OTSB"), Landmark's savings bank subsidiary headquartered in New Orleans, Louisiana.

In 1991, as a result of regulations and requirements of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Office of Thrift Supervision ("OTS") seized substantially all of the company's assets and transferred them to a newly chartered federal thrift institution in which the company and its shareholders had no interest.  Subsequent to this seizure, the company had little operational activity and extremely limited capital resources and liquidity.  Between 1991 and 2002, the company was essentially dormant, except for the pursuit of a lawsuit captioned Landmark Land Company, Inc. v. United States (Case No. 95-502-C in the United States Court of Federal Claims).  The suit included claims by the company for breach of contract, restitution, and deprivation of property without just compensation or due process of law.

During 2000, the company was awarded a judgment of approximately $21 million against the United States in the above-referenced suit, which judgment was affirmed on appeal in July 2001.  A further appeal period expired during the first quarter of 2002 without a further appeal being filed and the company received the full amount of the judgment in March 2002.  After settling a number of outstanding claims, the company now pursues golf and real estate management and development opportunities through the subsidiaries and contracts discussed below.

Apes Hill Development SRL:  In December 2005, the company’s newly formed subsidiary, LML Caribbean, Ltd., entered into an agreement with C.O. Williams Investments Inc., an affiliate of a large general contractor in Barbados, for the formation of Apes Hill Development SRL (“Apes Hill”).  A copy of the Members’ Agreement for Apes Hill Development SRL was attached to the company’s Form 10KSB for the year ended December 31, 2005, filed March 23, 2006. Since its formation, Apes Hill has purchased approximately 472 acres in Barbados on which it is developing a golf course, and approximately 375 residential lots and/or units.  The company indirectly owns 33.33% of Apes Hill and, since the beginning of 2006, has invested approximately $4.0 million in such entity. Apes Hill has negotiated financing from a local lender in the amount of $60.7 million for the development of the golf course, infrastructure, beach club, and initial residential phases of the project, all of which were begun in 2006 and 2007.  Lot sales began in the fourth quarter of 2007.

South Padre Island Development, LLC:  On October 1, 2004, the company's wholly-owned subsidiary, DPMG, Inc. (“DPMG”), acquired South Padre Island Development, L.P., a Delaware limited partnership ("South Padre").  South Padre is the owner of South Padre Island Golf Club and its related residential lot and housing development activities in the Town of Laguna Vista, Cameron County, Texas.  The details of such purchase were discussed in the company’s Form 10-KSB for the year ended December 31, 2004 which was filed on March 30, 2005, as well as the company’s Form 8-K which was filed on October 7, 2004.  On June 1, 2006, the company converted South Padre Island Development, L.P. to South Padre Island Development, LLC. Effective August 31, 2006, DPMG transferred its 100% member interest in South Padre to the company.

Presidential Golf Club, LLC: In December 2005, the company’s subsidiary, DPMG, entered into a limited liability company agreement with V.O.B. Limited Partnership (“V.O.B.”), the owner and developer of the approximately 1,200 acre Beechtree residential development located near Upper Marlboro, Maryland (a suburb of Washington, D.C.).  Each of V.O.B. and DPMG owned 50% of Presidential Golf Club, LLC (“Presidential”).  V.O.B. contributed approximately 240 acres of real property to Presidential and each of V.O.B. and DPMG contributed $700,000 in equity for the development of an 18-hole championship golf course.  V.O.B. agreed to lend to Presidential the remaining funds to complete the golf facility which DPMG now manages.

During the first quarter of 2008, DPMG and V.O.B. agreed to amendments to the Presidential operating agreement that restructured V.O.B.’s contributions for the construction of the golf course and related facilities effective July 31, 2007.  Under the amended agreement, V.O.B. wrote off a portion of the cost of the golf course against its surrounding real estate development and converted the remainder of its funding from debt to equity.  In addition, DPMG’s ownership in Presidential was diluted from 50% to 7.45%.  The company accounts for its investment under the cost method.  Presidential opened its golf course for play on May 1, 2008.

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

Landmark of Spain, Inc.:  In February 2003, the company formed Landmark of Spain, Inc., a Delaware corporation, owned 100% by the company.  In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, S.L. to pursue real estate development opportunities in Spain and Portugal. Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investments on the equity method.  Landmark of Spain, Inc. has invested approximately 1,000,000€ ($1.3 million at time of funding) in Landmark Developments of Spain, S.L. as of December 31, 2008.  Landmark Developments of Spain, S.L. is currently managing the Arcos Gardens golf and real estate development located near the town of Arcos in the Andalucia region of Spain.  This development is anchored by a recently completed championship golf course designed by the company and the project is planned, upon build-out, to feature a hotel and approximately 525 residential units.

DPMG, Inc.:  Effective August 31, 2003, the company acquired all the outstanding stock of KES, Inc., an Ohio corporation that owned directly or indirectly 100% of DPMG, and three other subsidiaries, the primary assets of which consisted of interests in undeveloped land and golf and real estate management and development contracts.  Effective June 30, 2004, KES, Inc. and its other subsidiaries, were merged into DPMG in a tax-free reorganization under Internal Revenue Code Section 368.

In addition to managing the company's equity interests in golf and real estate development in Texas, Barbados and Maryland described above and in Item 2 below, DPMG personnel also service the company's other business activity -- the contract management of golf courses and golf-related real estate developments owned by third parties.  Consulting and management agreements cover both operating golf courses and uncompleted golf course and residential developments in various stages of entitlement processing and/or construction.

The projects under management as of December 31, 2008 are located in New York, California, Maryland, Barbados and Spain.  The company's compensation under these agreements is generally comprised of a minimum monthly fee plus percentage participations in either gross or net profits.  The company also receives fees for golf course design and/or the preparation of golf course grading plans.  The length of the management agreements vary by project, with some extending for a term of 10 years or more, however, in some cases, the owner has the right to terminate upon 30 days notice and there are no assurances that one or more of these agreements may not be cancelled during the current calendar year.

The company is currently pursuing additional opportunities in the golf/residential real estate sector with a particular emphasis on properties in the Caribbean.  Given the current oversupply of golf courses in most U.S. markets, the company believes that the economic potential for golf-related developments in the Caribbean is compelling.  The company also believes that market conditions are favorable for the acquisition of distressed golf-related properties in the U.S. and the company may seek to invest in developed or undeveloped properties where reasonable investment or development returns are projected.  The company currently has no firm commitments as to any such investments or acquisitions.

The market for golf course management services in the U.S. is very competitive. Several large companies such as Troon Golf have traditionally managed a large number of courses, but as profit margins have tightened over the recent years at U.S. golf facilities, a number of smaller, lower-cost managers have entered the market.  The company markets its services by providing a wider range of services than is generally available in the golf management industry today. From pre-development services, including the preparation of economic feasibility studies, processing of governmental approvals and golf course design, through construction management services and golf course management, the company offers a wide range of expertise to manage all phases of a golf related development or operation.  While most of the golf management competition performs only golf management services, the company has the capacity to plan and develop residential and resort communities centered around golf-related amenities.  The company intends to continue to market its services by emphasizing its expertise in all phases of golf and golf-related development.

The company currently has 110 employees, 27 of whom are employed by DPMG in support of the company, its contract management services and its subsidiaries' ongoing operations, and 83 of whom are employed by South Padre in support of its golf and real estate operations.

Item 2. Properties

The company owned, as of December 31, 2008, the following real property located in the South Padre Island Development, Laguna Vista, Texas:

1.	52 developed lots held for sale, none of which was under contract,

2.	16 residential units held for sale, none of which was under contract,

3.	50 developed lots held for development,

4.	10 residential units leased to tenants,

5.	An 18-hole championship golf course with driving range, clubhouse, maintenance barn and appurtenant improvements,

6.	An additional 9-hole executive golf course currently used primarily as a practice facility, and

7.	Approximately 1,800 acres of property held for future development and/or construction, perhaps half of which is currently developable.

During 2007, the company purchased approximately 1,800 acres adjacent to the South Padre Island Development project at a cost of $4.5 million.  During 2008, the company closed on the sale of four lots at an average sales price of approximately $112,000 and twenty residential units at an average sales price of approximately $211,000.  During 2007 the company closed on the sale of thirty lots at an average sales price of approximately $88,000 per lot and ninety-six residential units at an average sales price of approximately $177,000 per unit.  Substantially all development and construction activity is financed with loans from local financial institutions.  The principal amount, interest rate, and certain other provisions regarding these loans are set forth in Note 11 to the Consolidated Financial Statements.

The lot and housing market in the vicinity of the South Padre Island Development project is subject to the same competitive conditions as in other regional housing markets.  The market consists of both primary and second home buyers who are attracted to the golf course and other amenities available in and near the project.  Sales of residential properties at South Padre during 2008 reflect the dramatic decline in the housing markets across the country and, in the event market conditions do not improve, 2009 sales may be little better than in 2008.

The South Padre golf course is operated primarily as an amenity for the real estate development/sales operation.  During 2008, approximately 29,500 rounds were played at an average rate of approximately $37.00 per round.  The company projects that the course's financial performance will improve with the continuing growth of the residential community; however, the course is not expected to generate a significant profit in the near term.

In Barbados, a subsidiary of the company owns a 33.33% interest in Apes Hill, which during December 2005 purchased approximately 470 acres on the island of Barbados for US$12.0 million.  This price consisted of US$4.0 million in cash with the remainder paid through the issuance to the seller of the other 66.67% ownership interest in Apes Hill.  This property has approvals for the development of a golf course, hotel, and approximately 375 residential lots or units. Apes Hill negotiated financing with a local lender to provide a US$60.7 million credit facility to develop the infrastructure, golf course and initial residential phases of the project, which development was begun in 2006.  The housing market in Barbados for projects such as this is primarily comprised of second home purchasers from the U.K. and Ireland.  In December 2007, Apes Hill closed the sale of fourteen lots totaling approximately US$6.4 million in sales value.  During 2008, Apes Hill closed the sale of one hundred five lots totaling approximately US$64.0 million.  At December 31, 2008 the company held deposits on contracts for the sale of seventeen additional lots with a total sales value of approximately US$28.0 million; however, there is no assurance that the demand for future residential product will remain high.  There are numerous other second-home projects in Barbados which will compete with Apes Hill for potential purchasers; however, the Apes Hill project, while not having the advantage of being on the coast, has dramatic views and excellent recreational facilities to attract those interested in a high-end golf community.

In Maryland, the company owns a 7.45% interest in Presidential, which owns an 18-hole championship golf course on approximately 240 acres near Upper Marlboro, Maryland.  The course opened for play in May 2008.  The demand for additional golf facilities in the area has remained flat in recent years due to the relatively small increase in golfers utilizing public fee facilities; however, Presidential hopes to use its proximity to downtown D.C. to tap the potential group outing business that exists in the area.

The company also owns a 45% interest in a 128+ acre parcel near the town of Hana, island and county of Maui, state of Hawaii.  The parcel is currently undeveloped; however, in 2007 it received preliminary approvals for subdivision into approximately 14 agricultural lots.  Work continues toward the final approvals, and it is expected that the finished lots may be available for sale in 2010.

As of December 31, 2008, the company had no commitments to purchase additional real property, although investment opportunities may arise in golf and/or residential real estate projects which the company may pursue under the right circumstances.

As of December 31, 2008, the company had a management contract covering approximately 2,000 acres in the towns of Pine Plains and Milan, Duchess County, New York, which includes an existing 18-hole golf course.  The company was retained in July 2004 to renovate and expand the existing golf course and to design, develop and manage the remainder of the project property into an environmentally sensitive community.  The current phase of the planning and approval process for such development is continuing under the direct management of the owner; however, the complexity of this process makes it difficult to project a final approval date.  The company's compensation under its management agreement consists of fees and a future profit participation; however, no additional fees are due under the contract until approvals permit the beginning of construction activity.

In April 2002, the company’s subsidiary, DPMG, entered into a management agreement with Gyrodyne Company of America, Inc. (“Gyrodyne”) to manage the planning and development of an approximately 320 acre parcel on Long Island, New York.  However, in November 2005, the local public university (the State University of NY at Stony Brook) took title to approximately 245 acres of the parcel and Gyrodyne initiated an eminent domain lawsuit against the university.  During February 2007, a new agreement with Gyrodyne was entered into whereby Gyrodyne agreed to compensate DPMG for past services, the old management agreement was terminated, and DPMG agreed to provide consulting services to Gyrodyne in connection with the litigation.  The details of the new agreement were discussed in the company’s Form 8-K which was filed on February 16, 2007.  Fees under the new agreement continue through February 2010.

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

The company is currently in negotiations with the owners of other property in the United States and the Caribbean for the acquisition and/or management of golf, hotel and residential projects.  While the success of such negotiations is uncertain at this time, management feels that projects such as these in which the company can earn fees as well as a percentage of profits will be very important for the company's success.

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

Item 4. Submission of Matters to a Vote of Security Holders

On December 9, 2008, the company held an annual shareholders’ meeting at the South Padre Island Development project, Laguna Vista, Texas.  At such meeting, the company shareholders (i) reelected Gerald G. Barton, Jim L. Awtrey, Bernard G. Ille, David A. Sislen, Robert W. White, William W. Vaughan, III and Harold F. Zagunis as company Directors, and (ii) ratified the appointment of Aronson & Company as the independent registered accounting firm for the fiscal year ending December 31, 2008.  On January 20, 2009, the services of Aronson & Company, the company’s independent registered accounting firm, were terminated and the company retained The Reznick Group as its new independent registered accounting firm.  (See Item 9 below for further discussion on the change in accounting firms.)  The votes for each Director and the ratification of the appointment of Aronson & Company as the independent registered accounting firm, as well as the number of votes against and abstentions, are set forth in the table below:

	Votes For	Votes Against	Votes Withheld	Broker Non-Votes	Abstentions
Reelection of Directors:

Gerald G. Barton	6,642,435	-	209,287	-	-
Jim L. Awtrey	6,642,435	-	209,287	-	-
Bernard G. Ille	6,848,681	-	3,034	-	-
David A. Sislen	6,848,741	-	2,974	-	-
Robert W. White	6,848,741	-	2,974	-	-
William W. Vaughan, III	6,642,435	-	209,287	-	-
Harold F. Zagunis	6,848,741	-	2,974	-	-

Aronson & Company as the registered independent accounting firm for the fiscal year ending December 31, 2008	6,769,180	76,300	-	-	6,375

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following tables set forth the high and low reported sales prices for the common stock of the company as reported for each calendar quarter commencing after December 31, 2006:

	2008		2007
	High	Low	High	Low

First Quarter	$1.75	$1.21	$3.50	$2.25
Second Quarter	2.00	1.20	3.35	2.70
Third Quarter	2.00	1.50	3.00	2.50
Fourth Quarter	1.50	.75	2.53	1.02

The company's common stock was delisted and trading was suspended during October of 1991 by the Midwest Stock Exchange and the American Stock Exchange. Since that date, the common stock of the company has been traded in the non-Nasdaq over-the-counter markets.  The high and low bid information was obtained from Pink Sheets from trading information as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  As of March 30, 2009, there were 638 holders of record of the company's common stock.  These numbers do not include stockholders who hold their shares in “street name” or in “nominee” accounts with banks, brokerage firms and other authorized holding institutions.

On August 26, 2006, the company declared a dividend of $0.10 per share on the company's common stock, payable in four quarterly installments of $0.025 per share, to shareholders of record at the close of business on September 8, 2006, November 30, 2006, February 28, 2007, and May 31, 2007, respectively.  On August 10, 2007, November 6, 2007, February 13, 2008, May 8, 2008 and July 14, 2008, the company declared a special dividend of $0.025 on the company’s common stock to shareholders of record at close of business on August 24, 2007, November 22, 2007, February 24, 2008, June 3, 2008 and August 22, 2008, respectively.  Dividend payments are generally payable on the first business day which is ten days after each respective record date.  The company is attempting to conserve cash and improve its liquidity position, consequently, it discontinued payment of dividends on common stock in the fourth quarter of 2008 until further notice.

The company did not sell or purchase any shares of the company’s common stock during 2008 or 2007.

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

Management’s analysis of the company’s operations and comments on its current financial condition are as follows:

Liquidity and capital resources

Liquidity needs in 2009 are expected to exceed amounts available or committed to be available at December 31, 2008.  The company’s Consolidated Balance Sheet at December 31, 2008 reports current assets totaling $2.2 million and current liabilities totaling $17.9 million for a $15.7 million excess of current liabilities over current assets.  Approximately $12.7 million of the current liabilities is due to two Texas banks that have funded the company’s South Padre real estate development for the last ten years.   Subsequent to December 31, 2008, both banks have agreed to renew the company’s lines of credit into 2010 on substantially the same terms, except for a $1 million reduction in the maximum amount, reducing the total lines available to $13.4 million.  We do not expect the change to have any significant impact on our real estate operations.  Additionally, approximately $2.2 million of the current liabilities is owed to affiliates who have previously advanced funds for working capital and are not expected to demand repayment until the company’s liquidity position improves.  One of those affiliates has committed up to $1.1 million additional funds in 2009 to fund anticipated operating shortfalls.

The company expects profits from its Barbados affiliate in 2009, but expects losses from its domestic operations.  The profits in Barbados are projected to be used to repay bank loans and/or to be reinvested in continuing development of the Apes Hill property and accumulated profits are not expected to be available for distribution to the owners until 2010 or 2011.  To reduce the anticipated 2009 cash flow shortfall from domestic operations, the company has reduced operating expenses, including reductions in personnel and, effective April 1, 2009, is deferring payment of 20% of certain company executives’ salaries until cash is available to pay the deferred amounts.  Current staffing levels remain adequate to service additional projects that the company is pursuing.   To meet the remaining cash flow shortfall, the company has applied for new lines of credit from banks operating in the Caribbean and expects funding from those banks before additional funds are required to pay certain 2009 operating costs; however, there is no guarantee that such commitments and funding will be received.  If such loans are not received, the company could be required to make further reductions in personnel and to liquidate real estate or other assets at prices less than would be expected under normal operating conditions.  The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Current assets totaled $2.2 million at December 31, 2008 and $6.0 million at December 31, 2007 reflecting, primarily, the use of cash resources to pay 2008 operating costs.  The temporary increase in receivables from affiliates resulted, primarily, from the timing of payments received from the company’s Barbados affiliate.

Real estate and golf management contract rights reflect the unamortized purchase price of contract rights acquired in 2003.  Amortization of the cost of these contracts is recorded using the gross revenue method over the life of the contracts.  Minimal amortization was recorded in 2008 and none was recorded in 2007.  Amortization of the remaining unamortized cost will resume when approvals are in place and development commences under the company’s contract on the New York property as discussed in Note 1 (VIII) to the Consolidated Financial Statements.  No new contracts were purchased in 2008 or 2007.

Real estate held for either development or sale changed little -- from $15.9 million at December 31, 2007 to $15.5 million at December 31, 2008 -- but with a noticeable shift from real estate under development to completed inventory held for sale as construction was completed on houses built on a speculative basis.

Property and equipment increased $1.1 million during 2008, reflecting the cost of new golf maintenance equipment and ten houses converted to rental property at South Padre, offset, in part, by depreciation recorded for the year.  When completed housing units were not selling in 2008, the company transferred ten units from inventory held for sale to operating properties and rented them on short-term leases of 6-12 months to recover holding costs on those units until the market improves.   See Note 2 to the Consolidated Financial Statements for additional information on the composition of property and equipment.

Other assets increased by $11.1 million during 2008, reflecting, primarily, the company’s share of profits from its Barbados affiliate, which profits were reinvested in additional development in the Barbados project.

Liabilities increased from $20.0 million at December 31, 2007 to $21.6 million at December 31, 2008, reflecting a $1.1 million increase in bank loans for the purchase of equipment and development of real estate at South Padre, a $0.5 million increase in accounts payable and accrued expenses and other smaller increases and decreases in other liabilities.  South Padre finances its real estate development primarily with loans from local and regional banks.  The loans are secured by deeds of trust on the real property and by guarantees issued by the company.  Debt is typically repaid from real estate sales proceeds.  Details of the various loans from banks and affiliates are included in Notes 10 and 11 to the Consolidated Financial Statements.  Subsequent to December 31, 2008, both banks have agreed to renew the company’s lines of credit into 2010 on substantially the same terms, except for a reduction of $1.0 million in the maximum amount, reducing total lines available to $13.4 million.  We do not expect the change to have any significant effect on the company’s real estate operations.  Debt to affiliates in the approximate amount of $2.2 million, including accrued interest, is due on demand, but is owed to stockholders of the company who advanced the funds in prior years to provide working capital liquidity.

Stockholders’ equity increased by $6.4 million in 2008 reflecting net income of $6.1 million, the sale of $1.0 million of preferred stock, minimal amounts of amortization of employee stock option costs and unrealized gain on foreign currency exchange, partially offset by $0.7 million dividends paid on common and preferred stock, all as discussed in Notes 6 and 14 to the Consolidated Financial Statements.

While the company continues to seek other management and investment opportunities, there are no outstanding investment commitments at December 31, 2008.

Revenue

Real estate sales at South Padre totaled 4 lots and 20 houses during 2008, generating $4.7 million in revenue, compared to 30 lots and 96 houses closed during 2007, generating $19.7 million in revenue.  The real estate market in the lower Rio Grande Valley where the South Padre project is located is both a primary and secondary home market with a significant portion of the market comprised of “winter Texans” from the upper mid-west.  As discussed in Item 2, the company acquired approximately 1,800 acres adjoining the South Padre development in 2007 and anticipates phased development of the property to meet future demand in this long-term project.  The dramatic slowdown in real estate sales nationwide has now reached south Texas, reflected in the 76% drop in real estate sales revenue in 2008 from 2007.  The backlog of pending sales contracts dropped from eighty contracts at December 31, 2006 to only four contracts at December 31, 2007 and no contracts at December 31, 2008.  Prospective purchasers are once again visiting the development at South Padre and South Padre has taken 9 sales contracts in the first quarter of 2009; however, the company anticipates 2009 real estate sales revenue to be only slightly better than 2008.

Golf related revenue totaled $2.1 million in 2008, comprised of $1.1 million from course revenue, $0.3 million from merchandise sales, and $0.7 million from food and beverage sales, including $0.4 million from the new Lake Presidential Golf Club in Maryland that opened in May 2008.  This compares to golf revenue of $1.9 million in 2007, comprised of $1.3 million from course revenue, $0.3 million from merchandise sales, and $0.3 million from food and beverage sales.  Paid golf rounds totaled 29,538 in 2008 and 31,639 in 2007.  The golf course is a public, daily fee course, but is operated primarily as an amenity for the surrounding real estate development.  During 2006, South Padre expanded its golf clubhouse to include a full service restaurant and bar that opened for business in December 2006 and, during 2007, completed a new nine-hole executive golf course.  The new course was developed primarily to provide golf frontage for residential lot development and will be used primarily as a practice facility until demand for golf play justifies its operation as a daily fee facility.  While the company anticipates increases in golf play as more golfers move into the residential community, weather and other factors could adversely affect future golf operations.

Management and consulting agreements generated $4.1 million and $2.3 million in fee revenue in the years ended December 31, 2008 and 2007, respectively.  The increase reflects primarily increased planning and construction supervision fees in Barbados.  The company was also reimbursed for out-of-pocket expenses related to the agreements in the amounts of $1.4 million in 2008 and $1.8 million in 2007.  Most of the company’s golf management contracts are on a short-term basis that may be cancelled on thirty to ninety days notice.

While the company has traditionally directed its management to those properties in which it has an equity interest, management believes the current recession is likely to generate more opportunities for the company to use its expertise to assist troubled golf or real estate developments on a straight fee basis.

Costs of Revenues

Costs of real estate sold, including land, development, construction, and closing costs, totaled $3.3 million in 2008 and $13.0 million in 2007.  Gross profit margins differ between lot development and vertical house construction, among different subdivisions and among various models of houses.  Gross profit on real estate sales averaged 29% in 2008 and 34% in 2007.  The lower gross margins realized in 2008 reflect both product mix (less lot sales as percentage of total sales) and, with the reduced sales activity (24 lots and houses in 2008 compared to 126 in 2007), less efficient use of construction department resources.

Real estate operating expenses not included in costs of real estate sold totaled $2.1 million in both 2008 and 2007.  Cost increases experienced in expanded rental pool operations, and increased homeowner association subsidies were substantially offset by lower construction department overhead costs.

Costs of golf merchandise sold totaled $0.2 million in both 2008 and 2007.  As a percent of sales, costs increased to 71% in 2008 from 63% in 2007, reflecting greater discounts on merchandise to promote sales.

Costs of food and beverages sold in 2008 was $0.3 million (47% of related sales), compared to costs of $0.1 million (49% of related sales) in 2007, as a result of the new operation in Maryland.

Golf operating expenses totaled $2.2 million in 2008 compared to $1.9 million in 2007.  Increased costs result primarily from the operating costs of the new restaurant in Maryland beginning in May 2008.

Management and consulting payroll and related expenses totaled $4.2 million in 2008, compared to $3.9 million in 2007.  The increased costs reflect primarily the personnel costs of a new employee added in 2007, plus salary increases granted in December 2007 for officers and in April 2008 for other employees.

Depreciation and amortization included in the company’s Consolidated Statement of Operations was $0.6 million in both 2008 and 2007.  The cost of intangible contract rights acquired is amortized as revenue is received from those contracts and the amortization of the cost was minimal in both 2008 and 2007.

General, administrative and other expenses

General, administrative and other expenses totaled $2.0 million in 2008 and $2.5 million in 2007.  This decrease reflects lower operating costs resulting from less use of the corporate airplane and lower state franchise taxes in Texas.

Other income and expense

Equity in income (loss) of unconsolidated affiliates reflects the company’s share of the operating income or loss of Landmark Developments of Spain, SL and Apes Hill in Barbados.  The Spanish company was organized in March 2003 and reported losses through 2006 and again in 2008.  The company’s 50% share of the Spanish company’s 2008 loss was $0.2 million and its share of 2007 income was $0.4 million.  The Barbados company began operations in December 2005 and also reported losses until 2007 when it closed its first lot sales. The company’s 33.3% share of the Barbados company’s income was $11.3 million and $0.2 million in 2008 and 2007, respectively.  Obviously, Apes Hill’s operating results comprise a significant part of the company’s reported profits in 2008 and are expected to do so for the next several years.  While the company anticipates continuing profit from this investment, such profits are not assured and even if realized, may not be available for distribution until Apes Hill’s development debt is repaid or refinanced, which the company projects to be in 2010 or 2011.

Interest income decreased to approximately $53,000 in 2008 from over $0.2 million in 2007 primarily reflecting the lower cash balances invested in overnight funds and the decline in interest rates from a prime rate of 8% at the beginning of 2007 to 3.25% at the end of 2008.

Interest expense totaled $0.6 million in both 2008 and 2007.  Although rates dropped dramatically in 2008, the company had higher debt related to unsold real estate inventory at South Padre and, consequently, did not realize interest savings that might have been expected.

Federal and state income taxes

Effective January 1, 2007, the company implemented Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.  Please see Note 14 to the Consolidated Financial Statements for additional information on the effect of FIN No. 48 on the 2007 Consolidated Financial Statements.

The company reported a profit before income taxes of $6.4 million for the year ended December 31, 2008.  Certain stock based compensation, airplane expenses, and meals which cannot be deducted for income tax purposes, (permanent differences in book and taxable income) and the decrease in the deferred tax valuation allowance account for the difference in the $0.3 million tax provision recognized and the amount that normally would have been recognized on the year’s profit.  See Note 14 to the Consolidated Financial Statements for details of these differences.  Separate returns are required for each entity for the various states in which the company operates.  Although the company reported a loss in 2007, tax liabilities and benefits from the different states cannot be offset against each other; consequently, there was a net provision of less than $0.1 million for state taxes in 2007.

Critical accounting policies and estimates

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

Income taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not.  Obviously, the amount of the valuation allowance required depends on future taxable income, the actual amounts of which may vary significantly from management’s current estimates.

The estimated net future benefit available to the company from all its deferred tax positions is approximately $47.8 million at December 31, 2008; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  In view of historical earnings and the company’s projections of future operating profits, the company has established a valuation allowance against the asset in the approximate amount of $43.4 million, reducing the net benefit to $4.4 million included on the December 31, 2008 Consolidated Balance Sheet.  At December 31, 2007 net future tax benefits available to the company totaled approximately $50.1 million, the valuation allowance was $45.4 million and the net deferred tax benefit reported on the Consolidated Balance Sheet was $4.7 million.  The valuation allowance was adjusted in 2008 and will be adjusted in the future if changes in circumstances cause a change in management’s judgment about the company’s likely realization of the deferred tax assets.  A change in the valuation allowance could materially affect the tax benefit or provision reported in the period of the change.

Impairment of long-lived assets:  In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, management evaluates the company’s major assets to determine whether events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the asset’s carrying value is not recoverable and exceeds its fair value.  Recoverability is based upon the undiscounted estimated future cash flows expected to result from the use of the asset, including disposition.  Projected cash flows are discounted for real estate held for sale and undiscounted for real estate held for or under development and for intangible assets.  Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.  There were no impairments recorded in 2008 or 2007.

For a discussion of recent accounting pronouncements and their effect on the company’s financial reporting, please see Note 17 to the Consolidated Financial Statements.

Item 8. Financial Statements

The following financial statements of Landmark Land Company, Inc. are included in this report on Form 10-K immediately following Part IV, Item 14 and immediately preceding the Signatures pages of this report:

1.	Reports of Independent Registered Public Accounting Firms.

2.	Consolidated Balance Sheets as of December 31, 2008 and 2007.

3.	Consolidated Statements of Operations for Years Ended December 31, 2008 and 2007.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008 and 2007.

5.	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007.

7.	Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Aronson & Company (“Aronson”) was previously the principal accountant for the company.  On January 20, 2009, the company dismissed Aronson as the company’s principal accountant and engaged Reznick Group, P.C. (“Reznick”) as the company’s principal accountant.  The decision to dismiss Aronson was approved by the Audit Committee of the Board of Directors of the company.

Aronson’s report on the Consolidated Financial Statements for the years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

Except as set forth below, during the company’s two most recent fiscal years and through the date of this report, there were no disagreements with Aronson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Aronson, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

In the fourth quarter of 2008, a question arose regarding the company’s estimation of future taxable income that may be available to utilize an existing deferred tax asset; specifically, whether it is appropriate to include anticipated income from a foreign affiliate whose income will be recognized in GAAP financial statements when earned, but will be reported in US income tax returns only when it is repatriated to the US or otherwise becomes subject to US income tax.  By mutual agreement, the company and Aronson jointly requested guidance from the SEC Office of Chief Accountant and the issue was resolved.  The subject matter of this disagreement was discussed between the Audit Committee of the company and Aronson, and the company authorized Aronson to respond fully to the inquiries of the company’s successor accountant concerning the subject matter of this disagreement.

During the company’s two most recent fiscal years and through the date of this report, the company did not consult Reznick regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company’s Consolidated Financial Statements, or any matter that was either the subject of a disagreement with the former principal accountant or a reportable event which would  require disclosure pursuant to Item 304(a) of the Act.

On January 20, 2009, the company provided Aronson and Reznick with a copy of the disclosures it made in response to Item 304(a) of the Securities Act.  The company requested that Aronson furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements, and if not, stating the respects in which it did not agree.  A copy of Aronson’s letter is filed as Exhibit 16 under Item 15 to this report.  The company requested that Reznick review the disclosures it made in response to Item 304(a) of the Securities Act and offered Reznick the opportunity to furnish the company with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of the company’s expression of its views or the respects in which it did not agree with the statements by the company in response to Item 304(a).  Reznick had no disagreement with the disclosures and consequently declined the opportunity to furnish the company with such a letter.

Item 9.A. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2008, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

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

There have been no changes in our internal control over financial reporting in the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is certain information concerning each Director and executive officer of the company.

Name	Age	Position

Gerald G. Barton	77	Chairman of the Board of Directors and Chief Executive Officer

Jim L. Awtrey	65	Director and Senior Vice President

Bernard G. Ille	82	Director

David A. Sislen	53	Director

Robert W. White	79	Director

Harold F. Zagunis	51	Director

William W. Vaughan, III	56	Director, President, General Counsel and Assistant Secretary

Joe V. Olree	70	Senior Vice President and Chief Financial Officer

James C. Cole	59	Senior Vice President

Gary R. Kerney	66	Senior Vice President

Gerald D. Barton	50	Senior Vice President

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

Mr. Awtrey was appointed as a Director in October 2006 and elected as a Senior Vice President in November 2006.  Mr. Awtrey was the Chief Executive Officer of PGA of America from 1988 to 2005 and since retiring from the organization had been consulting on a variety of golf related matters.

Mr. Ille became a Director in 1971.  Mr. Ille is a principal of BML Consulting Company, an insurance and financial consulting company and is a Director of LSB Industries, Inc.  Mr. Ille is also a Director of Quail Creek Bank, Oklahoma City, Oklahoma.

Mr. Sislen was appointed to the Board of Directors in March 2005.  Mr. Sislen is President of Bristol Capital Corporation, a diversified real estate investment, management and advisory firm based in Bethesda, Maryland.

Mr. White was appointed by the Board of Directors as a Director in February 2003.  Mr. White was formerly chairman and president of Cardinal Paper Company, a wholesale paper distributor in Oklahoma City, Oklahoma and was formerly Chairman Emeritus and a Director of Lincoln National Bank, Oklahoma City, Oklahoma.

Mr. Zagunis was appointed by the Board of Directors as a Director in August 2007.  Mr. Zagunis is currently Chief Risk Officer and Managing Director of Redwood Trust, Inc.; has served as a Vice President of Redwood Trust, Inc. since 1995, and from 2000 to 2006, also served as Chief Financial Officer, Controller, Treasurer, and Secretary of Redwood Trust, Inc.

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

The company has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act comprised of Directors Robert W. White, Bernard G. Ille, David A. Sislen and Harold F. Zagunis.  Mr. Ille is the audit committee's independent financial expert and he is “independent” as defined in the existing standards of the National Association of Securities Dealers, as applicable on the date of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon our review of the forms which we received with respect to the 2008 fiscal year, the company believes that there were no late filings of any required Forms 3, Forms 4 and Forms 5 by the officers or Directors of the company with the Securities and Exchange Commission for fiscal year 2008.

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

Item 11. Executive Compensation

Compensation of Officers. For fiscal years ended December 31, 2008 and December 31, 2007, Gerald G. Barton, Jim L. Awtrey and Gary R. Kerney each received remuneration in his respective capacity as follows:

SUMMARY COMPENSATION TABLE

		Annual Compensation
		Salary	Bonus	Option Awards (b)	All Other Compensation (c)	Total
Name and
Principal Position	Year	($)	($)	($)	($)	($)

Gerald G. Barton	2008	313,424	-	-	8,396	321,820
Chairman of Board,	2007	313,419	-	-	14,118(d)	327,537
President and CEO (a)

Jim L. Awtrey	2008	262,750	-	-	10,510	273,260
Senior Vice President	2007	264,260	-	4,131	9,000	277,391

Gary R. Kerney	2008	262,750	-	-	10,510	273,260
Senior Vice President	2007	264,260	-	109	9,000	273,369

(a)	Amounts paid as salary to Mr. Barton include consulting fees paid to an entity wholly-owned by Mr. Barton and his wife.

(b)
A discussion of the assumptions made in the valuation of the awards of the stock options is set forth in Note 7 to the Consolidated Financial Statements included in this Annual Report.  Each of these options was granted pursuant to the terms of The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan which is discussed in Item 12 below.

(c)	Includes payments by the company to the 401(k) Plan accounts of the named individuals.

(d)
Includes $5,721 reimbursed during 2007 for the payment of taxes relating to personal use of the corporate aircraft.  The company takes the position that there is no incremental cost to the company for personal use of corporate aircraft, i.e., travel on a flight by a company executive’s relatives or acquaintances, if the primary purpose of the flight is for the company’s business purposes.

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units on Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
		(a)
Gerald G. Barton	-	-	-	-	-	-	-	-	-

Jim L. Awtrey	-	62,500	-	1.60	11/17/2016 (b)	-	-	-	-
		30,000		2.85	05/22/2017 (c)

Gary R. Kerney	-	15,000	-	1.70	11/29/2017 (d)	-	-	-	-

(a)	A discussion of The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan is set forth in Item 12 below.

(b)	This option grant under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan will vest on November 18, 2011.

(c)	This option grant under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan will vest on May 23, 2012.

(d)	This option grant under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan will vest on November 30, 2012.

Compensation of Directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerald G. Barton (b)	-	-	-	-	-	-	-

Jim L. Awtrey (b)	-	-	-	-	-	-	-

Bernard G. Ille	9,000	-	(a)	-	-	-	9,000

David G. Sislen	9,000	-	(a)	-	-	-	9,000

Robert W. White	5,000	-	(a)	-	-	-	5,000

William W. Vaughan, III (b) (c)	-		-	-	-	-	-

Harold F. Zagunis	9,000	-	(a)	-	-	-	9,000

(a)	As of the end of 2008, each of the outside Directors had an outstanding option to purchase 50,000 shares of the company’s common stock. A discussion of these options is set forth in Item 12 below.

(b)
Mr. Barton, Chairman and Chief Executive Officer of the company, Mr. Awtrey, Senior Vice President and Mr. Vaughan, the President, General Counsel and Assistant Secretary of the company, received no compensation during 2008 for services to the company as inside Directors.  Mr. Awtrey’s outstanding stock options are set forth in Item 11 above.

(c)
As of December 31, 2008, Mr. Vaughan had an option to purchase 15,000 shares of the company’s common stock at $1.70 per share.  The option, which was granted pursuant to The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan, will vest on November 30, 2012 and will expire on November 29, 2017.

On August 1, 2002, the company adopted a policy of compensating outside Directors the sum of $3,000 per calendar quarter.  During October 2008, the Directors resolved to defer the payment of all Directors’ fees until the company’s cash flow improved.  Mr. White declined to accept any Directors’ fees since June 2008 and has notified the company that he will begin accepting such fees once the company’s cash flow has improved.

Employment Contracts.  There are no employment, termination of employment or change-in-control contracts between the company and any Director or officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Options

Equity Compensation Plan Information
	Number	Weighted-	Number of Securities
	of Securities	average	Remaining Available for
	to be Issued	Exercise	Future Issuance Under
	Upon Exercise	Price of	Equity Compensation
	of Outstanding	Outstanding	Plans (excluding
	Options, Warrants	Options	securities reflected
Plan Category	and Rights	and Rights	in column (a))
Equity compensation plans approved by security holders

Stock option grants under The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (a)	606,000	$2.06 per share	160,000

Equity compensation plans not approved by security holders

Stock option grants to outside directors/ advisors (b)	300,000	$2.23 per share	-

Totals	906,000	$2.12 per share	160,000

(a)
The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (the “Plan”) was approved by the Board of Directors effective April 29, 2006, subject to the approval of the company’s shareholders.  This approval was granted at the November 18, 2006 Shareholders meeting and on January 9, 2007, the company filed a registration statement on Form S-8 for the shares covered by the Plan.  On June 2, 2006, the Board of Directors granted stock option awards to 19 employees for an aggregate of 186,000 shares of the company’s common stock at a purchase price of $1.74 per share, which was the fair market value of the company’s shares as of such date. On November 18, 2006, the Board of Directors granted a stock option under the Plan for 62,500 shares of the company’s common stock to Jim L. Awtrey at a purchase price of $1.60 per share, which was the fair market value of the company’s shares as of such date. On May 23, 2007, August 10, 2007 and November 30, 2007, the Board of Directors granted stock option awards to 38 employees for an aggregate of 471,500 shares of the company’s common stock at a purchase price of $2.85, $2.55, and $1.70 per share, respectively.  Each of the options generally provides that it (a) would not be exercisable on or before 5 years from the date of the grant (unless otherwise determined by the Board of Directors), (b) would lapse upon the employee’s termination of employment before the expiration of 5 years from the date of grant, and (c) would terminate 10 years from the date of grant.  Each of the options granted is intended to be an incentive stock option under the provisions of Section 422 of the Internal Revenue Code.  Of the options granted, 114,000 have been forfeited by individuals who are no longer employed by the company.

(b)
On May 1, 2006, the company granted each of Mr. Ille, Mr. Sislen, Mr. White and Mr. Paul Fish (outside counsel to the company) stock options to acquire 50,000 shares of the company’s common stock at a purchase price of $2.00 per share until April 30, 2011, at which time the stock option agreements expire.  On May 23, 2007, the company granted Mrs. Claudia Holliman, a former director of the company who resigned in December, 2007, a stock option to acquire 50,000 shares of the company’s common stock at a purchase price of $2.85 per share until its expiration on May 23, 2012.  On August 10, 2007, the company granted Mr. Zagunis a stock option to acquire 50,000 shares of the company’s common stock at a purchase price of $2.55 per share until its expiration on August 10, 2012.

Security Ownership of Certain Beneficial Owners

The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of March 30, 2009 held by any persons known to the company to be a beneficial owner of more than 5% of the company's common stock.  The percentages were calculated based upon the 7,567,530 shares of common stock of the company outstanding on March 30, 2009.

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

Security Ownership of Management

The table below sets forth the beneficial ownership of the company’s common stock, par value $0.50 per share, as of March 30, 2009 held by each of the company’s directors and executive officers individually and all of the company’s directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Par $0.50 Common Stock	Gerald G. Barton	1,962,078	25.93%

Par $0.50 Common Stock	Jim L. Awtrey	0	Less than 1%

Par $0.50 Common Stock	Bernard G. Ille (a)	51,000	Less than 1%

Par $0.50 Common Stock	David A. Sislen (a)	51,100	Less than 1%

Par $0.50 Common Stock	Robert W. White (a)	87,186	1.15%

Par $0.50 Common Stock	William W. Vaughan, III	503,207	6.65%

Par $0.50 Common Stock	Harold F. Zagunis (a)	56,200	Less than 1%

Par $0.50 Common Stock	G. Douglas Barton	504,507	6.66%

Par $0.50 Common Stock	James C. Cole	228,810	3.02%

Par $0.50 Common Stock	Gary Kerney	376,615	4.98%

Par $0.50 Common Stock	Joe V. Olree	229,010	3.03%

Par $0.50 Common Stock	All Directors and Executive Officers as a group	4,049,713	53.51%

(a)	Each of the shareholdings reported for Mr. Ille, Mr. White, Mr. Sislen and Mr. Zagunis includes 50,000 shares under stock options that are immediately exercisable.

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

1.
As of December 31, 2008, a subsidiary of the company, DPMG Inc., had an obligation to pay an affiliate of Mr. Gerald G. Barton the full principal sum of $333,599, together with accrued interest thereon (at the rate of 15% per annum) of $357,933.  During 2008 and 2007, no principal portion of the indebtedness was repaid, however, interest in the amount of $20,000 and $80,000 was paid to Mr. Barton during such years.  The company acquired DPMG Inc. during 2003.

2.
On December 31, 2008, a subsidiary of the company, South Padre Island Development, LLC, had an obligation to pay an affiliate of Mr. Gerald G. Barton the full principal sum of $558,475, together with accrued interest thereon (at the rate of 12% per annum) of $430,562.  During 2008 and 2007, no payments of principal or interest were made.  The company acquired South Padre Island Development, L.P. (now South Padre Island Development, LLC) during 2004.

3.
During September 2005, a subsidiary of the company, DPMG Inc., entered into an agreement with Newco XXV, Inc. (“Newco”), an affiliate of Gerald G. Barton, the company chairman, whereby DPMG Inc. agreed to provide consulting services to Newco relating to the planning, design and development of certain real property owned by Newco.  The agreement provides that these services are to be provided at rates which are quoted by DPMG Inc. to non-affiliated third party entities.  During the fiscal years ended December 31, 2008 and 2007, no services were performed for Newco pursuant to such agreement.

4.
On December 12, 2008, a subsidiary of the company, DPMG, Inc. borrowed from Newco the principal amount of $200,000, which sum bears interest at 10% per annum, compounded annually and is due and payable in full on November 1, 2010.  As of December 31, 2008, the loan had an accrued interest balance of  $1,056.  No payments of principal or interest were made on this loan during 2008.  Newco has committed up to $1.1 million additional funds in 2009 to fund anticipated operating shortfalls.

5.
The company and its subsidiaries have employment relationships with members of the immediate family of Gerald G. Barton and Gary R. Kerney in which compensation amounts exceeded $120,000.  Mr. Barton’s son-in-law, William W. Vaughan, III, is employed by the company as President, Chief Operating Officer, General Counsel and Assistant Secretary, with total compensation of $263,172 in 2008 and $263,172 in 2007.  Mr. Barton’s son, G. Douglas Barton, is employed by the company as Senior Vice President, with total compensation of $212,680 in 2008 and $203,146 in 2007; Mr. Barton’s daughter, Martha B. Doherty, is employed by the company as Vice President, with total compensation of $179,764 in 2008 and $148,563 in 2007.  Mr. Kerney’s son, Michael R. Kerney, is employed by the company as Vice President, with total compensation of $194,584 in 2008 and $185,050 in 2007.

All material related party transactions with the company or its subsidiaries are subject to the approval of the full Board of Directors.

Director Independence

The company has an audit committee, nominating committee and compensation committee, each of which is comprised of the company’s outside directors.  These directors are Robert W. White, Bernard J. Ille, David A. Sislen, and Harold F. Zagunis, each of whom is independent as defined in the existing standards of the National Association of Securities Dealers, as applicable on the date of this report.

PART IV

Item 14. Principal Accounting Fees and Services

The following table sets forth fees for services Aronson & Company provided in 2008 and 2007:

	2008	2007

Audit fees (1)	$96,767	$94,138
Audit-related fee(2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	11,248
Total	$96,767	$105,386

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
(4)
Represents fees for products and services provided by the principal accountant other than the services reported as Audit fees, Audit-related fees or Tax fees, including for services relating to the auditor’s consent filed as an exhibit to the company’s Form S8 filing on January 9, 2007 and for the principal accountant’s review of a proposed acquisition which was not consummated during 2007.

This schedule includes only those fees billed by the accountants during the periods shown.  Since the Reznick Group was not engaged until January 2009, their fees for the 2008 audit along with the final invoices from Aronson & Co. billed in 2009 are not included in the amounts shown above.

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

Financial Statements

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

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Form 8-K dated January 20, 2009 and filed with the Commission on January 23, 2009)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Reznick Group, P.C.
23.2*	Consent of Aronson & Co.
31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004
31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004
32.1*	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004
32.2*	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004
__________________________

* Filed herewith

Landmark Land Company, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Landmark Land Company, Inc. and Subsidiaries

We have audited the accompanying Consolidated Balance Sheet of Landmark Land Company, Inc. and Subsidiaries (the Company) as of December 31, 2008, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Land Company, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, there is an uncertainty regarding the Company’s ability to generate sufficient cash flow to meet its future obligations.  This uncertainty raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.

Reznick Group, P.C.
Bethesda, Maryland
April 15, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Landmark Land Company, Inc.
Upper Marlboro, MD

We have audited the accompanying Consolidated Balance Sheet of Landmark Land Company, Inc. and Subsidiaries (the Company) as of December 31, 2007 and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Land Company, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, January 1, 2007.

/s/ Aronson & Company

Rockville, Maryland
March 26, 2008

Landmark Land Company, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007

Assets	2008	2007
Current assets
Cash and cash equivalents	$270,278	$4,934,820
Accounts receivable	302,804	315,932
Receivable from affiliates	1,265,250	451,953
Inventories	118,441	117,028
Other current assets	259,523	235,128
Total current assets	2,216,296	6,054,861

Real estate and golf management contract rights acquired, net of accumulated amortization of $961,726 and $924,472 in 2008 and
2007, respectively	2,323,861	2,361,115

R Real estate
Real estate held for sale	3,163,498	1,379,203
Real estate held for or under development	12,366,236	14,477,550
Total real estate	15,529,734	15,856,753

Property and equipment, net of accumulated depreciation
of $1,213,198 and $785,818 in 2008 and 2007, respectively	6,091,385	4,960,701

Other assets
Investment in unconsolidated affiliates	15,734,327	4,587,466
Receivable from affiliates, non-current	548,551	281,818
Deposits	80,181	100,000
Deferred tax assets, non-current	4,400,000	4,668,000
Total other assets	20,763,059	9,637,284

Total assets	$46,924,335	$38,870,714

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007

Liabilities and Stockholders’ Equity	2008	2007
Current liabilities
Current portion of notes payable to others	$13,644,621	$8,353,641
Current portion of liabilities to affiliates	1,192,074	1,192,074
Accounts payable and accrued expenses	1,173,750	623,629
Accrued payroll and related expenses	404,373	326,309
Accrued interest due affiliates	971,905	845,845
Accrued interest due others	367,082	300,168
Other liabilities and deferred credits	97,947	311,393
Current income taxes	5,061	76,000
Total current liabilities	17,856,813	12,029,059

Liabilities due after one year
Notes payable to others due after one year	3,542,310	7,941,090
Notes payable to affiliate due after one year	200,000	-
Total liabilities due after one year	3,742,310	7,941.090

Total liabilities	21,599,123	19,970,149

StStockholders’ equity
Preferred stock, Series C, non-voting, $0.50 par value; $100 liquidation value; $10 cumulative annual dividend; 50,000 shares authorized; 20,000 and 10,000 shares issued and outstanding
in 2008 and 2007, respectively, stated at liquidation value	2,000,000	1,000,000
Common stock, $0.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,449,470	30,424,367
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(10,167,890)	(15,560,779)
Accumulated other comprehensive loss	(58,782)	(65,437)
Total stockholders’ equity	25,325,212	18,900,565

Total liabilities and stockholders’ equity	$46,924,335	$38,870,714

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations

	Years ended December 31,
	2008	2007
Revenues
Real estate sales	$4,668,066	$19,674,625
Golf course revenue	1,148,630	1,264,805
Golf merchandise sales	250,853	296,999
Food and beverage sales revenue	687,408	304,727
Management and consulting revenue	4,057,840	2,276,017
Reimbursement of out-of-pocket expenses	1,435,858	1,755,063
Total	12,248,655	25,572,236

Costs of revenues
Cost of real estate sold	3,297,858	12,987,515
Real estate operating expenses	2,123,100	2,113,180
Cost of golf merchandise sold	178,320	188,543
Cost of food and beverage sold	319,825	148,378
Golf operating expenses	2,184,426	1,862,666
Out-of-pocket expenses	1,435,858	1,755,063
Management and consulting payroll and related expenses	4,161,169	3,923,672
Depreciation and amortization	648,802	588,164
Total	14,349,358	23,567,181

Operating (loss) income	(2,100,703)	2,005,055

General, administrative and other expenses	(2,049,207)	(2,457,401)

Other income (expenses)
Equity in income of unconsolidated affiliates	11,082,678	600,736
Interest income	52,905	248,731
Interest expense	(628,590)	(630,907)
Total other income (expenses)	10,506,993	218,560

Net income (loss) before income taxes	6,357,083	(233,786)

Federal and state income taxes	(269,163)	(66,718)

Net income (loss)	$6,087,920	$(300,504)

Basic income (loss) per common share	$0.79	$(0.05)

Basic weighted average shares outstanding	7,567,530	7,567,530

Diluted income (loss) per common share	$0.79	$(0.05)

Diluted weighted average shares outstanding	7,567,530	7,567,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2008	2007

Net income (loss)	$6,087,920	$(300,504)
Other comprehensive income (loss)
Foreign currency translation adjustments	6,655	(15,745)

Comprehensive income (loss)	$6,094,575	$(316,249)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Stockholders’ Equity

							Accumulated
							Other
		Common	Preferred	Paid In	Treasury	Accumulated	Comprehensive
	Total	Stock	Stock	Capital	Stock	Deficit	(Loss)

Balance at December 31, 2006	$12,707,252	$4,402,234	$1,000,000	$30,304,044	$(1,299,820)	$(21,649,514)	$(49,692)

Stock options issued to directors	67,686	-	-	67,686	-	-	-

Employee stock compensation	52,637	-	-	52,637	-	-	-

Cumulative impact of change in
accounting for uncertainties in
income taxes	6,867,000	-	-	-	-	6,867,000	-

Net loss for the year	(300,504)	-	-	-	-	(300,504)	-

Dividends declared on common stock	(377,761)	-	-	-	-	(377,761)	-

Dividends declared on preferred stock	(100,000)	-	-	-	-	(100,000)	-

Foreign currency translation	(15,745)	-	-	-	-	-	(15,745)

Balance at December 31, 2007	18,900,565	4,402,234	1,000,000	30,424,367	(1,299,820)	(15,560,779)	(65,437)

Employee stock compensation	25,103	-	-	25,103	-	-	-

Preferred stock, 10,000 shares sold	1,000,000	-	1,000,000	-	-	-	-

Net income for the period	6,087,920	-	-	-	-	6,087,920	-

Dividends declared on common stock	(567,565)	-	-	-	-	(567,565)	-

Dividends declared on preferred stock	(127,466)	-	-	-	-	(127,466)	-

Foreign currency translation	6,655	-	-	-	-	-	6,655

Balance at December 31, 2008	$25,325,212	$4,402,234	$2,000,000	$30,449,470	$(1,299,820)	$(10,167,890)	$(58,782)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007
Cash flows from operating activities
Net income (loss) for the period	$6,087,920	$(300,504)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	648,802	588,164
Stock bonus and options expensed	25,103	120,323
Equity in (income) of unconsolidated affiliates	(11,082,678)	(600,736)
(Increase) decrease in
Accounts receivable	(11,080)	2,474,386
Receivable from affiliates	(913,350)	154,253
Inventories	(1,413)	(21,487)
Other current assets	(24,395)	26,598
Deposits	19,819	35,800
Deferred tax assets	268,000	-
Increase (decrease) in
Accounts payable and accrued expenses	550,121	(90,410)
Accrued payroll and related expenses	78,064	56,546
Accrued interest	192,974	135,097
Other liabilities and deferred credits	(213,446)	(1,268,009)
Current income taxes	(70,939)	(111,000)
Net cash (used) provided by operating activities	(4,446,498)	1,199,021

Cash flows from investing activities
Purchase of property and equipment, net	(249,736)	(4,282,219)
Purchase and development of real estate inventory	(4,577,266)	(16,643,774)
Sale of real estate inventory	3,411,790	13,245,719
Investment in unconsolidated affiliate	-	(148,750)
Net cash (used) by investing activities	(1,415,212)	(7,829,024)

Cash flows from financing activities
Proceeds from debt to others	3,764,488	19,572,018
Repayments of debt to others	(2,872,289)	(12,583,922)
Sale of preferred stock	1,000,000	-
Cash dividends on common stock	(567,565)	(760,459)
Cash dividends on preferred stock	(127,466)	(100,000)
Net cash provided by financing activities	1,197,168	6,127,637

Net (decrease) in cash during period	(4,664,542)	(502,366)

Cash balance, beginning of period	4,934,820	5,437,186

Cash balance, end of period	$270,278	$4,934,820

Supplemental disclosure of cash flow information:
Cash paid for interest, including $20,000 paid to affiliates in 2008
and $80,000 in 2007	$956,099	$1,151,389

Cash paid for income taxes	$73,702	$178,960

The accompanying Notes to Consolidated Financial Statments are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

1. Organization and significant accounting policies

(I) Landmark Land Company, Inc. (the company)

Landmark Land Company, Inc., a Delaware corporation, is in the business of developing and managing real estate and golf projects throughout the world.  At various times in the past, the company has availed itself of the possibilities of acquiring high quality developments that for various reasons had become distressed.  It was at these times that the company acquired well known developments in the U.S. such as La Quinta, Mission Hills, Palm Beach Polo, and Kiawah Island.  In each case, the company was able to re-plan, reposition, and reintroduce these quality developments to the market.  The economic conditions that we are now experiencing make it extremely difficult to anticipate new resort developments commencing in the near future.  As a result, the company is focusing its experience and talent on analyzing a number of the many distressed developments in the U.S. and Caribbean markets which were commenced over the past several years, but which are now currently dormant or in some form of financial difficulty.  Many of these opportunities are well located and well planned, but lack the financing and/or market necessary for them to continue.  A good example of this type of opportunity is a world class Jack Nicklaus resort development on the island of St. Lucia named Point Hardy.  The company recently entered into a management agreement with the owners of this development and it is currently in negotiations with regard to several other management and/or development agreements.

Prior to October 1991, the company was in the business of real estate development and sales, including owning and operating a number of resort golf courses and tennis clubs, as well as owning a savings bank, a mortgage banking company, a life insurance company, and other financial services companies. Substantially all of the company's operations were owned and its businesses conducted, by subsidiaries of Oak Tree Savings Bank, S.S.B. ("OTSB"), Landmark's savings bank subsidiary headquartered in New Orleans, Louisiana.

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

During 2000, the company was awarded a judgment of approximately $21 million against the United States in the above-referenced suit, which judgment was affirmed on appeal in July of 2001.  A further appeal period expired during the first quarter of 2002 without a further appeal being filed and the company received the full amount of the judgment in March 2002.  After settling a number of outstanding claims, the company now pursues golf and real estate management and development opportunities through the subsidiaries and contracts discussed below.

(II) Landmark of Spain, Inc. and Landmark Developments of Spain, SL

In February 2003, the company formed Landmark of Spain, Inc., a Delaware corporation owned 100% by the company.  In March 2003, Landmark of Spain, Inc. and a local Spanish entity formed a new Spanish company, Landmark Developments of Spain, SL to pursue real estate development opportunities in Spain and Portugal.  Landmark of Spain, Inc. owns 50% of the Spanish company and accounts for its investment on the equity method. Landmark Developments of Spain, SL’s functional currency is the Euro (€).

The company was obligated to fund 1.0 million € ($1.3 million at time of funding) to the Spanish company during its first two years of operations.  Through December 31, 2008, the company’s 50% share of the Spanish company’s operating losses totaled approximately $1.3 million, and exceeded its investment by approximately $58,000.  This excess loss has been deducted from its receivable from this unconsolidated affiliate in the December 31, 2008 Consolidated Balance Sheet.   At December 31, 2007, the company’s share of the Spanish company’s accumulated deficit was $1.1 million resulting in net equity investment of $0.2 million.  The assets and liabilities of the company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains and losses are translated at the average rates of exchange for the year.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Landmark Developments of Spain, SL reported the following condensed financial position and profit (loss) for the periods ended December 31, 2008 and 2007, translated into U.S. dollars.

	2008	2007

Assets	$672,381	$1,036,976
Liabilities	787,441	726,037
Stockholders’ equity (deficit)	(115,060)	310,939
Net (loss) profit	(439,309)	852,891

(III) DPMG, Inc.

Effective August 31, 2003, the company acquired all the outstanding stock of KES, Inc., an Ohio corporation that owned directly or indirectly 100% of (1) DPMG, a Delaware corporation formed in January 1996, (2) OTP, Inc., an Oklahoma corporation formed in September 1994, (3) Delos Partners, Inc., an Ohio corporation formed in December 1993, and (4) Landmark Hellas, Inc. (formerly Landmark International Corp.), an Oklahoma corporation formed in December 1998.  The primary assets of the acquired companies consist of interests in undeveloped land and golf and real estate management and development contracts.

Effective June 30, 2004, KES, Inc., Landmark Hellas, Inc., Delos Partners, Inc., and OTP, Inc. were merged into DPMG in a tax-free reorganization under Internal Revenue Code Section 368.

(IV) South Padre Island Development, LLC

On October 1, 2004, the company’s wholly-owned subsidiary, DPMG purchased all the limited partnership interest in South Padre Island Development, L.P., a Delaware limited partnership and all the outstanding stock of SPID, Inc., a Delaware corporation, its sole general partner (collectively, “South Padre”).  South Padre is the owner of South Padre Island Golf Club and the related residential lot and housing development activities in the town of Laguna Vista, Texas.  DPMG had been managing the golf and real estate development activities at South Padre since 1995.  Effective June 1, 2006, South Padre Island Development, L.P. was converted from a limited partnership to a limited liability company.  Effective August 31, 2006, SPID, Inc., the former general partner of South Padre Island Development, L.P., was merged into DPMG and DPMG transferred its 100% member interest in South Padre Island Development, LLC to the company. SPIBS, LLC owns the liquor license for food and beverage operations at the golf club which it operates under a lease from South Padre.  South Padre Island Realty, LLC was formed in 2008 as a real estate brokerage company, but did not begin operations until 2009.

(V) LML Caribbean, Ltd. and Apes Hill Development SRL

On November 25, 2005, the company organized LML Caribbean, Ltd. (“Caribbean”) under the International Business Companies Act, 1999 of Saint Lucia, to pursue real estate and golf development business in the Caribbean. The company owns 100% of Caribbean.

In December 2005, Caribbean and C. O. Williams Investments, Inc., a local Barbados company (“Williams”), created Apes Hill Development SRL (“Apes Hill”), a society incorporated under the provisions of Society With Restricted Liability Act Cap. 318B of the Laws of Barbados.  Caribbean owns one-third and Williams owns two-thirds of Apes Hill.  Apes Hill is developing a golf course, resort, and residential community on approximately 470 acres on the island of Barbados.  Apes Hill closed its first lot sales in the fourth quarter of 2007 and expects to open the golf course in the fall of 2009.  Apes Hill has negotiated financing from a local lender in the amount of $60.7 million for the development of the golf course, infrastructure, beach club, and initial residential phases of the project, all of which were begun in 2006 and 2007.  The loan bears interest at the lender’s prime rate (9.8% at December 31, 2008) for advances denominated in Barbados dollars and 4% over 3-month LIBOR (5.44% at December 31, 2008) for advances denominated in U.S. dollars.  The loan is repayable from real estate sales proceeds and must be repaid in full by May 4, 2011.  At December 31, 2008, the outstanding balance on Apes Hill’s development loan had been paid down to $44.2 million, and in addition, Apes Hill had cash in the amount of $13.4 million in escrow with the lender which is to be used for future development purposes or loan repayments.  Debt covenants require lender approval for borrower’s use of any funds in excess of the required loan repayments.

Caribbean accounts for its investment in Apes Hill on the equity method.  Its $4.0 million investment commitment to Apes Hill was funded in January 2006. Caribbean’s share of Apes Hill’s profit in 2008 and 2007 was $11.3 million and $0.2 million, respectively.  At December 31, 2008 and 2007, the company’s investment in Apes Hill totaled $15.0 million and $3.7 million, respectively.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Caribbean’s functional currency is the Eastern Caribbean dollar.  Apes Hill’s functional currency is the Barbados dollar. Conversions of Barbados dollars into U.S. dollars and transfers of US dollars out of the country requires approval of the Central Bank of Barbados (“Bank”).  Therefore, the company’s ability to repatriate profits and capital from Apes Hill may be limited or delayed depending on the level of international reserves under the Bank’s control at particular points in time.  Apes Hill reported the following condensed financial position and profit for the periods ended December 31, 2008 and 2007, translated into U.S. dollars at a rate of 2BD$ to 1US$.

	2008	2007

Assets	$105,316,142	$79,013,098
Liabilities	60,213,062	67,817,013
Stockholders’ equity	45,103,080	11,196,085
Net profit	33,906,995	559,847

(VI) Presidential Golf Club, LLC

On December 8, 2005, DPMG and V.O.B. Limited Partnership, a Maryland limited partnership (“V.O.B.”), formed Presidential Golf Club, LLC, a Maryland limited liability company (“Presidential”).  Presidential has developed an 18-hole championship golf course on approximately 240 acres of land in Upper Marlboro, Maryland.

During the first quarter of 2008, DPMG and V.O.B. agreed to amendments to the Presidential Golf Club, LLC operating agreement that restructured V.O.B.’s contributions for the construction of the golf course and related facilities effective July 31, 2007.  Under the amended agreement, V.O.B. wrote off a portion of the cost of the golf course against its surrounding real estate development and converted the remainder of its funding from debt to equity.  In addition, DPMG’s ownership in Presidential was diluted from 50% to 7.45%.  The company accounts for its investment under the cost method.  Presidential opened its golf course for play on May 1, 2008.

(VII) Consolidated entities

The accompanying Consolidated Financial Statements include the accounts of Landmark Land Company, Inc., Landmark of Spain, Inc., DPMG, Inc., South Padre Island Development, LLC, SPIBS, LLC, Lake Presidential Beverage Company, Inc., and LML Caribbean, Ltd., collectively referred to as “the companies”.  All material inter-company accounts and transactions have been eliminated in the Consolidated Financial Statements.

(VIII) Accounting policies

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Significant estimates are used in the determination of the deferred tax asset valuation allowance (see Note 14), and the possible impairment of long-lived assets.  Estimates are inherently subjective in nature; actual results could differ from those estimates and such differences could be material.

Cash equivalents:  Cash equivalents consist of financial instruments with original maturities of less than three months.  The companies maintain cash accounts that may exceed federally insured limits during the year.  The companies do not believe that this results in any significant credit risk.

Merchandise inventories:  Golf merchandise inventory is carried at the lower of cost or market.  Cost is determined by the weighted average cost method. Inventory at both December 31, 2008 and 2007 totaled $0.1 million.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Accounts receivable and concentrations of credit risk:  Accounts receivable are stated at the amount the companies expect to collect.  The companies maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of the companies’ customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, the companies provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the companies have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The allowances for doubtful accounts totaled approximately $43,000 and $27,000 at December 31, 2008 and 2007, respectively.

Property and equipment:  Property and equipment are recorded at cost.  Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	Shorter of estimated life or lease term
Furniture and fixtures	7-10 years
Machinery and equipment	3-8 years
Aircraft	10 years
Software	3 years
Buildings	40 years

Depreciation expense totaled $0.6 million for both the years ended December 31, 2008 and 2007.

Real estate and golf management contract rights:  The company, through its DPMG subsidiary, owns management, development, and profit participation contract rights in various real estate and golf properties in the United States and Spain.  At December 31, 2008 and 2007, these contracts were reflected on the company’s Consolidated Balance Sheets as follows:

	2008	2007

Allocated acquisition cost	$3,285,587	$3,285,587
Accumulated amortization	(961,726)	(924,472)
Net book value	2,323,861	$2,361,115

Amortization of golf management contracts is recognized on a straight-line basis over three years.  Amortization of real estate development and management contracts is recorded on the gross revenue method over the expected life of each contract of six to eighteen years.  The principal contract with remaining unamortized costs at December 31, 2008 is currently on hold, pending zoning and development approval to start construction.  Minimal amortization was recorded in 2008 and none in 2007.  Estimated amortization for the next five years is as follows:

Year Ending December 31,	Amount

2009	$-
2010	-
2011	35,983
2012	163,818
2013	108,205

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

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Golf revenue: Golf revenue is recognized when rounds are played or merchandise is sold.

Real estate under development:  Land costs include direct and indirect acquisition costs, off-site and on-site improvements, and carrying charges for projects under active development. Interest and other carrying costs on projects not under development are charged to operations.

Improvement costs and carrying charges not directly identified with specific properties are allocated to development phases and to individual lots in proportion to their estimated fair value.  At the time sales are recognized, accumulated costs are relieved from land inventory and charged to cost of sales based on the cost accumulations and allocations. Real estate held for development and sale is carried at the lower of cost or fair value, with periodic evaluations of possible impairment as discussed in the “Impairment of long-lived assets” paragraph below.

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

Marketing costs:  The company’s policy is to expense marketing costs as incurred.  Marketing expense included in the Consolidated Statements of Operations for each of the years ended December 31, 2008 and 2007 was $0.5 million.

Foreign currency translation:  The assets and liabilities of the company’s foreign operations are translated at rates of exchange in effect at year end, and revenue, expenses, gains, and losses are translated at the average rates of exchange for the year.  The aggregate foreign currency translation gain included on the Consolidated Statement of Operations was minimal in 2007 and none in 2008.  Unrealized gains and losses resulting from translation of the foreign entity’s year-end balance sheet are accumulated as a separate component of stockholders’ equity until the respective assets or liabilities are liquidated.

Earnings per share:  Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors, and legal counsel.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Year Ending December 31,
	2008	2007

Net income (loss)	$6,087,920	$(300,504)
Less: Preferred dividends	127,466	100,000
Net income (loss) available to common stockholders	5,960,454	(400,504)

Weighted average common shares outstanding	7,567,530	7,567,530
Incremental shares from assumed exercise of dilutive options	-	-
Diluted weighted average common shares outstanding	7,567,530	7,567,530
Basic income (loss) per common share	$0.79	$(0.05)
Diluted income (loss) per common share	$0.79	$(0.05)

The dilutive effect of the employees’ and directors’ stock options is reported using the treasury stock method (i.e., the assumed proceeds received from exercise of the options are assumed to be used to purchase treasury shares at the average market price for the period).  In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, if there is a loss from continuing operations as the company experienced in 2007, the common stock equivalents are deemed antidilutive and diluted earnings per share is calculated in the same manner as basic earnings per share.  During 2008, the average stock price was less than the exercise price for the options; consequently, there is no dilution assumed for 2008 as well.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Impairment of long-lived assets: In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, management evaluates real estate held for sale, real estate held for or under development and its intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the  carrying value is not recoverable and exceeds its fair value.  Recoverability is based upon the estimated future cash flows expected to result from the use of the asset, including disposition.  Projected cash flows are discounted for real estate held for sale and undiscounted for real estate held for or under development and for intangible assets.  Cash flow projections and impairment evaluations are necessarily based on estimates and actual results may vary from those estimates.  Generally, the company expects real estate sales volume and prices to recover slowly from the current depressed level.  Interest rates should remain low compared to historic averages, and stimulus incentives provided through government programs should encourage buyers to return to the market.  Management projections assume that the company will be able to complete development and disposal of its real estate properties in the ordinary course of business.  Based on the company’s cash flow projections, no provision for impairment of assets was required in 2008 or 2007.

Fair value of financial instruments:  The company measures its financial assets and liabilities in accordance with SFAS No. 157 Fair Value Measurements.  The fair value of a financial instrument is generally the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of cash, receivables, and payables approximates cost due to the short period of time to maturity.

Warranty accruals:  The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying Consolidated Financial Statements include a provision for warranty expense calculated as 0.5% of gross house sales.  The summary of the warranty accruals for 2008 and 2007 follows:

	2008	2007

Warranty accrual balance January 1	$132,165	$146,635
Provision for warranty	21,130	85,384
Payments	(62,398)	(99,854)
Warranty accrual balance December 31	$90,897	$132,165

Customer deposits:  As part of the company’s homebuilding operations, homebuyers are required to pay an upfront deposit with the company when a home purchase contract is executed.  The company records this deposit as a liability until such time as the contract actually closes and title passes to the purchasers.  At December 31, 2008, the company held no customer deposits and at December 31, 2007, deposits totaled less than $0.2 million.  These deposits are included in other liabilities and deferred credits on the company’s Consolidated Balance Sheets.

Out of pocket expenses:  The company’s management, construction, and development agreements require customers to pay a management fee plus reimbursement for the out of pocket expenses incurred on behalf of the customer.  Consistent with EITF Topic 01-14, “Income Statement Characterization of Reimbursements Received For Out of Pocket Expenses Incurred”, the company recognizes this reimbursement as a separate component of revenue and operating expenses on the Consolidated Statements of Operations.

Reclassifications:  Certain reclassifications have been made in the 2007 Consolidated Financial Statements to conform to the 2008 presentation.  These reclassifications had no impact on previously reported net income.

2. Liquidity and capital resources

Liquidity needs in 2009 are expected to exceed amounts available or committed to be available at December 31, 2008.  The company’s Consolidated Balance Sheet at December 31, 2008 reports current assets totaling $2.2 million and current liabilities totaling $17.9 million for a $15.7 million excess of current liabilities over current assets.  Approximately $12.7 million of the current liabilities is due to two Texas banks that have funded the company’s South Padre real estate development for the last ten years.   Subsequent to December 31, 2008, both banks have agreed to renew the company’s lines of credit into 2010 on substantially the same terms, except for a $1 million reduction in the maximum amount, reducing the total lines available to $13.4 million.  We do not expect the change to have any significant impact on the company’s real estate operations.  Additionally, approximately $2.2 million of the current liabilities is owed to affiliates who have previously advanced funds for working capital and are not expected to demand repayment until the company’s liquidity position improves.  One of those affiliates has committed up to $1.1 million additional funds in 2009 to fund anticipated operating shortfalls.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The company expects profits from its Barbados affiliate in 2009, but expects losses from its domestic operations.  The profits in Barbados are projected to be used to repay bank loans and/or to be reinvested in continuing development of the Apes Hill property and accumulated profits are not expected to be available for distribution to the owners until 2010 or 2011.  To reduce the anticipated 2009 cash flow shortfall from domestic operations, the company has reduced operating expenses, including reductions in personnel and, effective April 1, 2009, is deferring payment of 20% of company executives’ salaries until cash is available to pay the deferred amounts.  Current staffing levels remain adequate to service additional projects that the company is pursuing.   To meet the remaining cash flow shortfall, the company has applied for new lines of credit from banks operating in the Caribbean and expects funding from those banks before additional funds are required to pay 2009 operating costs; however, there is no guarantee that such commitments and funding will be received.  If such loans are not received, the company could be required to make further reductions in personnel and to liquidate real estate or other assets at prices less than would be expected under normal operating conditions.  The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of these uncertainties.

The accompanying Consolidated Financial Statements for the year ended December 31, 2008 were prepared under the assumption that the company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As discussed in the previous paragraphs, the company faces various uncertainties that raise substantial doubt about its ability to continue as a going concern.  These Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

3. Property and equipment

At December 31, 2008 and 2007, property and equipment consist of the following:

	2008	2007

Land	$216,154	-
Aircraft	4,047,280	$4,047,280
Golf course improvements	282,752	282,752
Buildings	1,758,032	562,925
Automobiles	53,017	50,831
Furniture, machinery, and equipment	947,348	802,731
	7,304,583	5,746,519
Less: Accumulated depreciation	(1,213,198)	(785,818)

Total property and equipment	$6,091,385	$4,960,701

Increases in land and buildings reflect the cost of the ten homes converted to rental property at South Padre during 2008.  The increase in furniture, machinery, and equipment reflects the replacement of golf maintenance equipment at South Padre.  The equipment was acquired under a 48-month capital lease financed by Deere Credit.  At December 31, 2008, leased equipment included above totaled $318,842 and accumulated depreciation on that equipment totaled $15,942.

Property and equipment is carried at cost, less accumulated depreciation.

4. Real estate held for sale

The company, through subsidiaries, owns the following interests in real estate held for sale at December 31, 2008 and 2007:
	2008	2007

Laguna Vista, TX – developed single family lots	$875,993	$1,020,681
Laguna Vista, TX – completed homes, including models	2,287,505	358,522
Total real estate held for sale	$3,163,498	$1,379,203

The increase in real estate held for sale reflects the completion of construction of houses built on a speculative basis.  Note the related decrease in real estate held for or under development below.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

5. Real estate held for or under development

At December 31, 2008 and 2007, the company, through its subsidiaries, owns real estate held for or under development in Texas and Hawaii as follows:

	2008	2007

Laguna Vista, TX – developed lots for future home construction	$1,161,250	$1,633,670
Laguna Vista, TX – home construction costs in progress	908,027	4,262,515
Laguna Vista, TX – lot development costs in progress	3,884,399	2,280,776
Laguna Vista, TX – vacant land	5,115,995	5,011,995
Total real estate held for or under development at South Padre	11,069,671	13,188,956

Hana, HI – 45% interest in approximately 128 acres	1,296,565	1,288,594

Total real estate held for or under development	$12,366,236	$14,477,550

The decrease in real estate held for or under development reflects the completion of construction of houses that are now held for sale as discussed in Note 4 above.

Real estate held for or under development is valued at the lower of cost or fair value.  All of the real estate held for sale and real estate held for or under development in Texas is pledged as collateral for development loans.  See Note 11 for details.

The company capitalizes interest costs related to land development activities as the land is prepared for its intended use. Capitalization ceases when the development is substantially complete.  Interest on debt associated with operations and equipment is expensed as incurred. See Notes 10 and 11 for details on debt and amounts of interest capitalized to real estate or expensed to operations.

6. Stockholders’ equity

Effective January 1, 2007, the company implemented Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, recognizing $6.9 million of deferred tax assets not previously included on the balance sheet.  The same amount was credited to accumulated deficit as described more completely in Note 14, Income taxes.

The company has declared dividends on common stock during the years 2008 and 2007 as shown in the following table.  In each case, the dividend was payable on the first business day that was ten days after the record date.  The dividends paid represented a distribution of capital rather than a distribution of earnings and profits.

Declaration Date	Amount Per Share	Record Date

7/14/08	$0.025	9/2/08
5/8/08	$0.025	6/3/08
2/13/08	$0.025	2/24/08
11/6/07	$0.025	11/22/07
8/10/07	$0.025	8/24/07

During 2007, the company granted additional stock purchase options to its outside directors and certain employees as discussed in Note 7 Stock option plans.  The Company is accounting for the options using the grant date fair value method. Using the Black Scholes Merton model, the grant to directors on May 23, 2007 for 50,000 shares was valued at $0.73 per share and the grant on August 10, 2007 for 50,000 shares at $0.63 per share.  Since these options are immediately exercisable, the total value of the options was charged to expense and credited to paid-in capital in an amount less than $0.1 million in 2007.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The Black Scholes Merton model was also used to value the options granted to employees during 2007 as summarized in the following table:

Date of Grant	No. of Shares	ExercisePrice / Share	Option Value / Share

5/23/07	199,000	$2.85	$1.03
8/10/07	2,500	$2.55	$0.87
11/30/07	270,000	$1.70	$0.43

Since the employees’ options vest at the end of five years, the estimated option value is being expensed over the five-year vesting period.  The December 31, 2008 and 2007 Consolidated Financial Statements include minimal expense for the employee options, with the same amounts credited to paid-in capital.

In September 2008, the company sold an additional 10,000 shares of Series C preferred stock, $0.50 par value, $100 liquidation value with a $10 cumulative annual dividend per share, for $1,000,000.  Dividends on preferred stock were paid in the approximate amount of $0.1 million in both 2008 and 2007.

7. Stock option plans

On December 31, 2008, the company had two share-based compensation plans, which are described below.  The compensation cost related to options granted, based on the grant date fair value, was estimated in accordance with the provisions of SFAS No. 123R.  The costs charged to income and the related effect on deferred tax benefits were minimal in 2008 and 2007.

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

Assumption	2008	2007

Expected volatility	No	43%
Expected term (in years)	Options	7.5
Expected forfeiture	Granted	10%
Risk free rate	in 2008	3.64%-4.80%
Expected dividends		3.50%-5.88%

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

A summary of option activity under the Plan during 2007 and 2008 is presented below:

		Weighted	Weighted Average		Weighted
		Average	Remaining	Aggregate	Average
		Exercise	Contractual	Intrinsic	Grant-Date
Options	Shares	Price	Term	Value	Fair Value

Outstanding at January 1, 2007	247,500	1.70	-	-	$0.56
Granted	471,500	2.19	-	-	$0.69
Exercised	-	-	-	-	-
Forfeited or expired	(11,000)	1.71	-	-	$0.60
Outstanding at December 31, 2007	708,000	2.03	9.3 years	-	$0.64
Exercisable at December 31, 2007	-	-	-	-	-

Outstanding at January 1, 2008	708,000	2.03	9.3 years	-	$0.64
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(102,000)	1.84	-	-	$0.60
Outstanding at December 31, 2008	606,000	2.06	8.4 years		$0.65
Exercisable at December 31, 2008	-	-	-	-	-

As of December 31, 2008 and 2007, there was $0.2 million and $0.4 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The December 31, 2008 cost is expected to be recognized over the remaining 3.9 years vesting period for outstanding grants under the Plan.

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

Assumption	2008	2007

Expected volatility	No Options	43%
Expected term (in years)	Granted	2.5
Risk free rate	In 2008	4.51%-4.79%
Expected dividends		3.50%-3.92%

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

A summary of option activity under the agreements during 2008 and 2007 is presented below:

	2008				2007
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value	Shares	Price	Term	Value

Outstanding at January 1	300,000	2.23	3.7 years	-	200,000	2.00	-	-
Granted	-	-	-	-	100,000	2.70	-	-
Exercised	-	-	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-	-	-
Outstanding at December 31	300,000	2.23	2.7 years	-	300,000	2.23	3.7 years	-
Exercisable at December 31	300,000	2.23	2.7 years	-	300,000	2.23	3.7 years	-

The company recognized less than $0.1 million as directors’ fees during 2007 related to these agreements with directors and legal counsel.  There was no related unrecognized cost as of December 31, 2008 and 2007.

8. Leasing activities

Real estate:  DPMG leases offices in Upper Marlboro, Maryland and airplane hangar space in Easton, Maryland, all on a month-to-month basis.  South Padre leases office space in Laguna Vista, Texas and, for a few months during 2008 leased a model home.  Rent expense, including minor setup costs, related to these leases is included in general and administrative expenses and real estate operating expenses in the approximate total amount of $0.1 million in both 2008 and 2007.  Each of the real estate leases are classified as operating leases.

Equipment:  DPMG leases a mobile storage container on a month-to-month basis.  South Padre is obligated under operating leases for use of golf cars, golf maintenance equipment, and construction equipment through November 2012.  On a month-to-month basis, South Padre also leases a mobile construction storage bin and various construction equipment on short term rentals as needed.  South Padre also leases global positioning equipment installed on the golf cars. Lease charges are based on a per-round usage fee, billed monthly.  The Consolidated Statements of Operations for 2008 and 2007 include lease expense for these operating leases and for miscellaneous equipment rentals in the approximate total amount of $0.1 million each year.  In 2008, South Padre purchased golf maintenance equipment under a lease purchase arrangement classified as a capital lease.  Accordingly, the purchased equipment is included on the company’s December 31, 2008 Consolidated Balance Sheet as Property and equipment (see Note 3) and the present value of the company’s minimum lease payments under the lease is included in Notes payable to others (see Note 11).  Minimum annual payments due under these leases in the future are as follows:

Year Ending December 31	Operating Leases Total Amount	Capital Lease Amount

2009	$60,684	$78,287
2010	60,684	78,287
2011	60,684	78,287
2012	55,627	58,715
Total minimum lease payments	$237,679	293,576
Less amount representing interest		31,541
Present value of minimum lease payments		$262,035

9. Management agreements with unconsolidated affiliates

Landmark of Spain, Inc. has a consulting agreement with Landmark Developments of Spain, S.L.  During 2008, the company recognized $0.3 million in fees from this agreement and during 2007 refunded approximately $59,000 of fees recognized in prior years.  Fees and reimbursable expenses were due to the company under this agreement in the amounts of $0.5 million at December 31, 2008 and $0.3 million at December 31, 2007.  Amendments to the consulting agreement are being negotiated to reflect the company’s reduced responsibilities for the operating management of the Arcos Gardens project and its anticipated role in future projects.  The company owns 50% of Landmark Developments of Spain, SL, as discussed in Note 1.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

In December 2005, DPMG entered into management agreements with Presidential Golf Club, LLC to provide golf course design, construction supervision, and golf operations management for the 18-hole championship golf course that opened in May 2008 near Upper Marlboro, Maryland. Fees earned under the contract totaled $0.2 million in each of 2008 and 2007.  The company owns 7.45% of Presidential Golf Club, LLC as discussed in Note 1.

Also in December 2005, DPMG entered into management agreements with Apes Hill Development SRL to provide business plans, golf course design, project management, construction management, marketing, and operations management for its 470 acre development in Barbados. Fees earned under the contract totaled $2.5 million and $1.3 million in 2008 and 2007, respectively.  The company owns 33.33% of Apes Hill Development SRL as discussed in Note 1.

In September 2005, DPMG entered into an agreement with Newco XXV, Inc. (“Newco”), an entity affiliated with Gerald G. Barton, the company’s chairman, whereby DPMG agreed to provide consulting services to Newco relating to the planning, design, and development of certain real property owned by Newco.  The agreement provides that these services are to be provided at the same rates quoted by DPMG to non-affiliated third party entities.  No fees were earned under this contract during 2007 or 2008.

A summary of receivables due from unconsolidated affiliates under these contracts at December 31, 2008 and 2007 follows:

	2008	2007

Landmark Developments of Spain, S.L.	$548,551	$281,818
Presidential Golf Club, LLC	123,977	6,040
Apes Hill Development SRL	1,141,273	445,915
	1,813,801	733,773
Less amount not expected to be paid within one year	(548,551)	(281,820)

Receivable from affiliates, current	$1,265,250	$451,953

10. Notes and advances payable to affiliates

The companies have the following notes and advances payable to various affiliates as of December 31, 2008 and 2007:

	2008	2007
Advances payable to Newco, an affiliate of the chairman and major stockholder of the company, bearing interest at 15%,
payable on demand. Accrued interest on these advances totaled $357,933 and $327,756 at December 31, 2008 and 2007, respectively	$333,599	$333,599

Advances payable to Newco, an affiliate of the chairman and major stockholder of the company, bearing interest at 12%,
payable on demand. Accrued interest on these advances totaled $430,562 and $363,361 at December 31, 2008 and 2007, respectively	558,475	558,475

Note payable to Newco, an affiliate of the chairman and major stockholder of the company, bearing interest at 10%, payable November 1, 2010. Accrued interest on this note totaled $1,056 at December 31, 2008	200,000	-

Notes payable to a stockholder of the company, bearing interest at the prime rate plus 1%, due on demand. Accrued
interest on these notes totaled $182,354 and $154,728 at December 31, 2008 and 2007, respectively. Interest is due and payable annually as it accrues.	300,000	300,000

Total notes and advances payable to affiliates	1,392,074	1,192,074

Less portion due in one year	(1,192,074)	(1,192,074)

Note payable to affiliate, due after one year	$200,000	$-

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The company’s Consolidated Statements of Operations includes interest expense on these notes and advances in the approximate amount of $146,000 and $155,000 in 2008 and 2007, respectively.  Interest in the amount of $20,000 and $80,000 was paid in cash to affiliates during 2008 and 2007, respectively.

11. Notes payable to others

Real estate development and construction loans: At December 31, 2008 and 2007, land acquisition, development, and construction loans are payable to International Bank of Commerce and Compass Bank in the total amount of $12.7 million and $11.9 million, respectively.  The loans are secured by deeds of trust on land and improvements at South Padre with an additional guaranty by the company.  Interest rates on loans outstanding at December 31, 2008 range from prime rate (3.25%) to prime plus 1% with a floor of 6%.  The loans require principal payments as lots and houses are settled and mature on various dates from May to August 2009.  Subsequent to December 31, 2008, both lenders have agreed to renew the company’s lines of credit into 2010 on substantially the same terms, except for a $1 million reduction in the maximum amount, reducing the total lines available to $13.4 million.  We do not expect the change to have any significant impact on our real estate operations.

Equipment loans:  On January 11, 2007, the company borrowed $3.9 million from Key Equipment Finance to purchase an Astra 1125 aircraft for corporate use.  The note is secured by a lien on the airplane with an additional guaranty by the company.  The note bears interest at 30-day LIBOR plus 1.51% and requires 84 monthly payments of principal and interest beginning at $35,000 per month with a balloon payment of approximately $2.5 million in March 2014.  At December 31, 2008, the company owed $3.6 million on the loan.

At December 31, 2008, lease-purchase obligations on equipment at South Padre are payable to Deere Credit in the principal amount of $0.3 million.  Financing rate was 6.06% with monthly payments of $6,524 extending to August 2012.  The loans were secured by liens on the operating equipment.

Operating capital note: In 2002, DPMG executed a $600,000 note payable to a third party to fund its operating needs. The unsecured note is due on demand and bears interest at the prime rate plus 2% (5.25% at December 31, 2008).  The note has an outstanding principal balance of $0.6 million, plus accrued interest of $0.4 million and $0.3 million at December 31, 2008 and 2007, respectively.

A summary of notes payable to others with principal balances outstanding at December 31, 2008 and 2007 follows:

			Funds	Principal Outstanding
	Interest		Available at	December 31,
Lender	Rate	Maturity	12/31/2008	2008	2007

Real Estate Development Loans
Int’l Bank of Commerce	Prime + 1%, floor of 6%	7/24/09	$861,002	$6,330,032	$5,000,107
Int’l Bank of Commerce	Prime, floor of 6%	8/29/09	-	4,365,931	4,365,931
Compass Bank, formerly Texas State Bank	3.25%-6%	5/1/09	39,336	2,034,393	2,569,681
Subtotal - real estate development loans			900,338	12,730,356	11,935,719

Equipment Loans
Key Equipment Finance	30-day Libor +1.51%	3/01/14	-	3,594,540	3,759,012

Operating Capital Note
GRG, Inc.	Prime + 2%	Demand	-	600,000	600,000
Total notes payable to others, excluding capital
lease obligations				16,924,896	16,294,731

Capital Lease Obligations
Deere Credit, Inc. (present value of minimum lease	6.06%	8/15/12	-
payments				262,035	-
Total notes payable to others				17,186,931	16,294,731

Less portion due in one year, including $64,179
capital lease obligation				(13,644,621)	(8,353,641)

Long term notes payable to others				$3,542,310	$7,941,090

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Interest on these notes and advances for the years ended December 31, 2008 and 2007 totaled $1.0 million and $1.2 million, respectively.  Interest capitalized to real estate development totaled $0.5 million in 2008 and $0.7 million in 2007.  Interest expensed to operations totaled $0.5 million in both 2008 and 2007.

The prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively.  The carrying amount of the loans reasonably approximates the fair value as their terms are similar to what is currently available from lenders.

Real estate loans maturing in 2009 in the amount of $12.7 million have been approved for renewal by both lenders, subsequent to December 31, 2008, with new maturities in 2010.  Although the working capital note from GRG is due on demand, the lender is not expected to demand payment until the company’s liquidity position improves.  At December 31, 2008, future minimum principal payments due under the loans, excluding the capital lease obligations, were as listed below:

Year Ending December 31,	Amount

2009	$13,580,442
2010	268,777
2011	281,670
2012	294,810
2013	309,322
After 2013	2,189,875
Total	$16,924,896

12. Retirement plan

The company sponsors a 401(k) defined contribution plan covering all eligible employees effective July 1, 2001.  Employees may elect to contribute to the plan on a pre-tax basis, within certain percentage limitations.  Effective January 2006, the plan was amended to include the South Padre employees and to provide for the company to match 100% of employee elective contributions up to 3% of employee wages plus 50% of employee elective contributions between 3% and 5%.  Company contributions to the plan totaled less than $0.2 million in each of the years 2008 and 2007.

13. Commitments and contingencies

Litigation:  The company and its subsidiaries have been named as defendant in various claims, complaints, and other legal actions arising in the normal course of business.  In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations, or cash flows of the company.

Backlog: At December 31, 2008, South Padre had no contracts for lots and houses under construction.  At December 31, 2007, there were 4 contracts for lots and houses under construction with a total sales value of $0.7 million.

14. Income taxes

A reconciliation of the expense for income taxes calculated at statutory rates to the actual expense recognized in the Consolidated Financial Statements for the years ended December 31, 2008 and 2007, is as follows:

	2008	2007

Federal income tax (benefit) computed at statutory rate	$2,161,408	$(79,487)
Increase (decrease) in income taxes:
State income tax, current provision, net of federal benefit	768	50,160
State income tax, deferred provision (benefit)	130,000	(1,000)
Incentive stock options	8,535	17,897
Personal airplane usage	32,471	53,233
Non-deductible meals	9,724	16,451
Valuation allowance (decrease)	(2,073,000)	-
Other	(743)	9,464
Provision for income taxes	$269,163	$66,718

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The company reported a profit before income taxes of $6.4 million for the year ended December 31, 2008 and a loss before income taxes of $0.2 million for the year ended December 31, 2007.  Certain stock based compensation, airplane expenses, and meals which cannot be deducted for income tax purposes, (permanent differences in book and taxable income) and changes in the deferred tax valuation allowance during the year account for the differences in the actual provisions for each year and the amount of provision or benefit that would have been recognized at statutory rates.  The various entities included in the company’s Consolidated Financial Statements and consolidated federal income tax return are taxed separately in the various states in which they operate.  The current provisions for state income taxes shown above represents the estimated state income tax payable on income reported in the various states each year, less the 34% federal tax benefit of deducting such taxes in the federal return.  The deferred provisions or benefits for state income taxes are based on an estimated effective state tax rate of 2% on changes in temporary differences between book and tax income during each year.  During 2007, the company recorded approximately $7,000 for penalties and interest related to underpayment of estimated 2006 Maryland income tax.

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

The company was required to implement FIN 48 at the beginning of 2007.  Consequently, the company analyzed its tax positions and adjusted its balance sheet effective January 1, 2007 to recognize a deferred tax benefit from tax positions that meet the “more-likely-than-not” standard but did not meet the earlier “probable” standard for recognition in the GAAP financial statements.  The principal adjustment relates to the company’s net operating loss reported in the 2002 federal and state tax returns upon final resolution of the company’s litigation with the U. S. government as discussed in Note 1.  The adjustment increased deferred tax assets by $4.5 million representing benefits to be realized in future years, reduced current tax liabilities by $2.4 million representing the benefit utilized to offset taxable income in the 2006 federal return and reduced the accumulated deficit by $6.9 million -- the total benefit recognized on the company’s Consolidated Balance Sheet on January 1, 2007.

The company had no material unrecognized tax benefits at December 31, 2008 nor does it expect any significant change in that status during the next twelve months.  No accrued interest or penalties on uncertain tax positions have been included on the Consolidated Statements of Operations or the Consolidated Balance Sheets.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S Federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2004 are still open to examination by those relevant taxing authorities.

The estimated net future benefit available to the company from all its deferred tax positions is approximately $47.8 million at December 31, 2008; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  In view of historical earnings, the company has established a valuation allowance against the asset in the approximate amount of $43.4 million, reducing the net benefit to $4.4 million included on the December 31, 2008 balance sheet.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The components of the deferred income tax asset at December 31, 2008 and 2007, are as follows:

	2008	2007

Net operating loss carryforward	$52,093,000	$50,384,000
Basis difference in foreign operation, tax asset	450,000	470,000
Basis difference in miscellaneous South Padre assets	77,000	90,000
Basis difference in office building	11,000	-
Acquisition costs capitalized for tax	43,000	43,000
Management fees capitalized for tax	21,000	27,000
Warranty reserve	31,000	45,000
Accrued vacation	100,000	90,000
Depreciation, book greater than tax	-	27,000
Accrued interest	214,000	196,000
Allowance for uncollectible accounts	15,000	10,000
Directors’ stock options	60,000	60,000
Gross deferred tax asset	53,115,000	51,442,000
Valuation allowance	(43,376,000)	(45,449,000)
Net deferred tax asset	9,739,000	5,993,000
Basis difference in foreign operation, tax liability	(3,968,000)	-
Basis difference in contract rights	(836,000)	(850,000)
Basis difference in other real estate assets	(450,000)	(450,000)
Depreciation, tax greater than book	(60,000)	-
Basis difference in South Padre golf improvements	(25,000)	(25,000)
Total net deferred tax asset	4,400,000	4,668,000
Less deferred tax asset, current	-	-
Deferred tax asset, non-current	$4,400,000	$4,668,000

At December 31, 2008, the company’s net operating loss carryovers available to reduce future federal and state taxable income expires as follows:

Year Ending December 31,	Amount

2021	$144,768
2022	146,974,151
2023	14,693
2024	511,239
2027	471,610
2028	4,749,332
Total	$152,865,793

Future tax benefits from the net operating losses above may be subject to IRS limitation as to timing and amount, based on the amount and character of the loss carryovers, the expiration of the loss carryover periods, and the availability of carryover benefits as a result of ownership changes.

The company will continue to provide income taxes for undistributed earnings of its foreign equity investees that are not considered permanently reinvested in these operations.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

15. Geographical information

Operations in geographical areas are summarized below for the years ended December 31, 2008 and 2007:

	2008	2007
Total revenue
United States	$8,027,965	$23,050,520
Caribbean	3,898,580	2,572,729
Spain (a)	322,110	(51,013)
	$12,248,655	$25,572,236

Long-lived assets
United States	$29,137,422	$28,614,139
Caribbean	15,022,066	3,731,996
Spain	548,551	469,718
	$44,708,039	$32,815,853

(a)
 In 2007, the company refunded approximately $58,000 of fees charged to Spain in the prior year.  Negotiations continue on amendments the company’s management agreement with Landmark Developments of Spain, S.L.  The proposed amendments reduce the level of services the company will provide to the Spanish entity in the future.

16. Segment Information

The company’s operations are comprised of four segments - real estate, golf, management services, and corporate investments and administration.  The following table summarizes 2008 and 2007 operations by segment:

	2008
	Real Estate	Golf	Management	Corporate	Total

Revenue	$4,668,066	$2,086,891	$5,493,698	$-	$12,248,655
Cost of revenue	(5,420,958)	(2,682,571)	(5,597,027)	-	(13,700,556)
Depreciation and amortization	(42,907)	(132,620)	(66,701)	(406,574)	(648,802)
Operating income (loss)	(795,799)	(728,300)	(170,030)	(406,574)	(2,100,703)
General and administrative expense	-	-	-	(2,049,207)	(2,049,207)
Other income	-	-	-	10,506,993	10,506,993
Federal & state income taxes (benefit)	293,199	268,330	62,645	(893,337)	(269,163)
Net income (loss)	$(502,600)	$(459,970)	$(107,385)	$7,157,875	$6,087,920

Long-lived assets	$16,916,173	$1,701,488	$5,273,500	$20,816,878	$44,708,039
Other assets	528,586	254,471	1,380,627	52,612	2,216,296
Total assets	$17,444,759	$1,955,959	$6,654,127	$20,869,490	$46,924,355

	2007
	Real Estate	Golf	Management	Corporate	Total

Revenue	$19,674,625	$1,866,531	$4,031,080	$-	$25,572,236
Cost of revenue	(15,100,695)	(2,199,587)	(5,678,735)	-	(22,979,017)
Depreciation and amortization	(31,139)	(119,661)	(31,319)	(406,045)	(588,164)
Operating income (loss)	4,542,791	(452,717)	(1,678,974)	(406,045)	2,005,055
General and administrative expense	-	-	-	(2,457,401)	(2,457,401)
Other income	-	-	-	218,560	218,560
Federal & state income taxes (benefit)	(1,221,553)	112,900	442,806	599,129	(66,718)
Net income (loss)	$3,321,238	$(339,817)	$(1,236,168)	$(2,045,757)	$(300,504)

Long-lived assets	$16,208,686	$1,099,418	$3,981,201	$11,526,548	$32,815,853
Other assets	622,384	282,000	858,712	4,291,765	6,054,861
Total assets	$16,831,070	$1,381,418	$4,839,913	$15,818,313	$38,870,714

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

17. Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards  No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements.  In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delayed the effective date of FAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of FAS 157 when the market for a financial asset is inactive.  The guidance in FSP 157-3 is effective immediately and had no effect on our financial position, results of operations, cash flows, or EPS.  The company adopted FAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of FAS 157, as it relates to financial assets and liabilities, did not have any impact on the company’s financial position, results of operations, or cash flows.  The company has deferred the adoption of FAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2.  The company does not expect a significant impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, The Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that ownership interests in consolidated subsidiaries held by parties other than the parent (noncontrolling interests) should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest.  FAS 160 is effective beginning January 1, 2009, with early adoption not permitted. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented.  The company does not expect a significant impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued a revision to Statement of Financial Accounting Standard No. 141, Business Combinations (FAS 141R). FAS 141R requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired.  The company will apply the provisions of FAS 141R to business combinations occurring after December 31, 2008. Adoption of FAS 141R will not affect the company’s financial condition, results of operations or cash flows, but may have an effect on our accounting for potential future business combinations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value, amounts of gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. FAS 161 is effective January 1, 2009, and early adoption is encouraged.  The company does not expect a significant impact on our financial position, results of operations, or cash flows.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1).  EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6), and therefore should be included in computing earnings per share using the two-class method.  According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents.  The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period.  However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years.  When adopted, its requirements are applied by recasting previously reported earnings per share (EPS). The company does not expect a significant impact on our financial position, results of operations, cash flows, or EPS.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

In November 2008, the FASB issued EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF 08-6 is effective for financial statements issued in fiscal years beginning on or after December 15, 2008, and interim periods within those years and is to be applied prospectively.  The company does not expect a significant impact on our financial position, results of operations, cash flows, or EPS.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP is effective for public companies in their first reporting period that ends after December 15, 2008.  The company does not expect a significant impact on our financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK LAND COMPANY, INC.

/s/ Gerald G. Barton
Gerald G. Barton
Chief Executive Officer
April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald G. Barton	Chairman of the Board of Directors
Gerald G. Barton	Chief Executive Officer	April 15, 2009

/s/ Joe V. Olree	Senior Vice President/Chief Financial Officer	April 15, 2009
Joe V. Olree

/s/ William W. Vaughan, II	President/Assistant Secretary/Director	April 15, 2009
William W. Vaughan, III

/s/ Jim L. Awtrey	Director	April 15, 2009
Jim L. Awtrey

/s/ Bernard G. Ille	Director	April 15, 2009
Bernard G. Ille

/s/ David A. Sislen	Director	April 15, 2009
David A. Sislen

/s/ Robert W. White	Director	April 15, 2009
Robert W. White

/s/ Harold F. Zagunis	Director	April 15, 2009
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

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Form 8-K dated January 20, 2009 and filed with the Commission on January 23, 2009

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Reznick Group, P.C.

23.2*	Consent of Aronson & Company

31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1*	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2*	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

______________________
* Filed herewith