Form 10-Q
period 2009-03-31
LANDMARK LAND CO INC/DE
filed 2009-05-14
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of May 12, 2009 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2009

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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: the company's limited cash flow from operations; early terminations of existing golf course management agreements; the company's ability to expand its golf management business; general demand for the company's services or products, intense competition from other golf course managers and residential developers/builders; changes in laws and regulations affecting the company and/or its services; the outcomes of future litigation and contingencies; trends in the golf and housing industry; changes in local, national and international economies; the current war against terrorism; risks arising from natural disasters;  risks involved in doing business in foreign countries; and risks inherent in and associated with doing business in a recreational and/or interest rate sensitive industry. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.                      Condensed Consolidated Financial Statements

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$393,314	$270,278
Accounts receivable	298,714	302,804
Receivable from affiliates	728,851	1,265,250
Inventories	115,444	118,441
Other current assets	234,607	259,523
Total current assets	1,770,930	2,216,296

Real estate and golf management contract rights acquired,
net of accumulated amortization of $961,726 in 2009 and 2008	2,323,861	2,323,861

Real Estate
Real estate held for sale	3,096,146	3,163,498
Real estate held for or under development	12,907,035	12,366,236
Total real estate	16,003,181	15,529,734

Property and equipment, net of accumulated depreciation
of $1,373,833 and $1,213,198 in 2009 and 2008, respectively	5,930,672	6,091,385

Other assets
Investment in unconsolidated affiliates	15,344,424	15,734,327
Receivable from affiliates, non-current	542,321	548,551
Deposits	85,357	80,181
Deferred tax assets, non-current	4,400,000	4,400,000
Total other assets	20,372,102	20,763,059

Total assets	$46,400,746	$46,924,335

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities
Current portion of notes payable to others	$13,993,018	$13,644,621
Current portion of liabilities to affiliates	1,208,965	1,192,074
Accounts payable and accrued expenses	877,441	1,165,343
Accrued payroll and related expenses	372,427	404,373
Accrued interest due affiliates	1,018,041	971,905
Accrued interest due others	379,617	367,082
Other liabilities and deferred credits	248,074	97,947
Dividends payable	58,407	8,407
Current income taxes	10,461	5,061
Total current liabilities	18,166,451	17,856,813

Long term liabilities
Notes payable to others, due after one year	3,543,627	3,542,310
Notes payable to affiliates, due after one year	1,200,000	200,000
Total liabilities payable after one year	4,743,627	3,742,310

Total liabilities	22,910,078	21,599,123

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 20,000 shares issued and outstanding,
stated at liquidation value	2,000,000	2,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,463,468	30,449,470
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(12,019,520)	(10,167,890)
Accumulated other comprehensive loss	(55,694)	(58,782)
Total stockholders' equity	23,490,668	25,325,212

Total liabilities and stockholders' equity	$46,400,746	$46,924,335

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2009 and 2008
(Unaudited)
	2009	2008
Revenues
Real estate sales	$134,320	$1,557,127
Real estate services revenue	315,159	255,019
Golf course revenue	379,104	437,188
Golf merchandise sales	57,766	74,480
Food and beverage sales revenue	188,053	111,460
Management and consulting revenue	393,088	1,106,081
Reimbursement of out-of-pocket expenses	508,339	400,966
Total	1,975,829	3,942,321

Costs of revenues
Cost of real estate sold	76,391	999,781
Real estate operating expenses	542,570	706,658
Cost of golf merchandise sold	42,687	50,982
Cost of food and beverage sold	81,373	49,914
Golf operating expenses	483,416	474,461
Out-of-pocket expenses	508,339	400,966
Management and consulting payroll and related expenses	1,067,204	1,050,759
Depreciation and amortization	160,391	184,326
Total costs of revenue	2,962,371	3,917, 847

Operating (loss) income	(986,542)	24,474

General, administrative and other expenses	(260,376)	(589,802)

Other income (expenses)
Equity in (loss) profit of unconsolidated affiliates	(397,120)	5,302,481
Interest income	310	34,027
Interest expense	(152,202)	(176,536)
Total other (expenses) income	(549,012)	5,159,972

Net (loss) income before income taxes	(1,795,930)	4,594,644

Federal and state income taxes	(5,700)	(273,432)

Net (loss) income	$(1,801,630)	$4,321,212

Basic (loss) income per common share	$(0.24)	$0.57

Basic weighted average shares outstanding	7,567,530	7,567,530

Diluted (loss) income per common share	$(0.24)	$0.57

Diluted weighted average shares outstanding	7,567,530	7,567,530

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Net (loss) income	$(1,801,630)	$4,321,212

Other comprehensive income
Foreign currency translation adjustments	3,088	9,825

Comprehensive (loss) income	$(1,798,542)	$4,331,037

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net (loss) income for the period	$(1,801,630)	$4,321,212
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	160,391	184,326
Stock options expensed	13,998	21,179
Loss on disposal of property and equipment	1,085	700
Equity in loss (income) of unconsolidated affiliates	397,120	(5,302,481)
(Increase) decrease in
Accounts receivable	4,090	(48,796)
Receivable from affiliates	555,392	(279,531)
Inventories	2,997	(552)
Other current assets	24,916	(59,577)
Deposits	(5,176)	-
Deferred tax assets	-	268,000
Increase (decrease) in
Accounts payable and accrued expenses	(287,902)	(51,428)
Accrued payroll and related expenses	(31,946)	(32,720)
Accrued interest	58,671	63,543
Other liabilities and deferred credits	150,127	10,500
Current income taxes	5,400	5,432
Net cash (used) by operating activities	(752,467)	(900,193)

Cash flows from investing activities
Purchase of property and equipment	(763)	(35,320)
Purchase and development of real estate inventory	(550,519)	(926,900)
Sale of real estate inventory	77,072	1,024,837
Net cash (used) provided by investing activities	(474,210)	62,617

Cash flows from financing activities
Proceeds from debt to others	479,598	567,410
Repayments on debt to others	(129,885)	(804,305)
Proceeds from debt to affiliates	1,000,000	-
Cash dividends on common stock	-	(188,516)
Cash dividends on preferred stock	-	(25,000)
Net cash provided (used) by financing activities	1,349,713	(450,411)

Net increase (decrease) in cash during period	123,036	(1,287,987)

Cash balance, beginning of period	270,278	4,934,820

Cash balance, end of period	$393,314	$3,646,833

Supplemental disclosure of cash flow information:
Cash paid for interest. No cash was paid for interest to
affiliates in 2009 or 2008	$206,152	$263,481

Cash paid for income taxes	$300	$-

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes to Condensed Consolidated Financial Statements

Landmark Land Company, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes normally included in annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  There have been no significant changes to accounting policies or critical estimates during the first quarter of 2009.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., Lake Presidential Beverage Company, Inc., South Padre Island Development, L.P., South Padre Island Realty, LLC, and SPIBS, LLC.  The three entities related to the South Padre project, South Padre Island Development, L.P., South Padre Island Realty, LLC, and SPIBS, LLC, are sometimes collectively referred to as “South Padre”.  All significant inter-company accounts and transactions have been eliminated in consolidation.

LML Caribbean, LTD owns one third interest in Apes Hill Development SRL (“Apes Hill”) and accounts for its investment on the equity basis.  Apes Hill’s functional currency is the Barbados dollar.   Apes Hill reported the following results for periods shown below, converted to US dollars at the exchange rate of two Barbados dollars to one US dollar:

	Three Months Ended March 31,
	2009	2008
Revenue	$423,653	$28,533,432
Gross profit	$218,543	$17,154,976
(Loss) profit from continuing operations	$(1,169,711)	$16,478,472
Net (loss) income	$(1,169,711)	$16,478,472

Apes Hill closed 1 lot sale in the first quarter of 2009 generating US $424,000 in revenue.  At March 31, 2009, Apes Hill reported 16 lots and 2 villas under contract with a total sales value of approximately US $29 million.

The company has a receivable from Apes Hill in the amount of $0.6 million at March 31, 2009 representing unpaid management fees and out-of-pocket expenses.  The amount is reported in the Condensed Consolidated Balance Sheets as Receivable from affiliates.

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

	Three Months Ended March 31,
	2009	2008
Revenue	$34,816	$309
Gross (loss) profit	$(14,433)	$(380,686)
(Loss) from continuing operations	$(14,433)	$(380,686)
Net (loss)	$(14,433)	$(380,686)

Landmark Land Company, Inc.
Notes to Condensed Consolidated Financial Statements

The company has a receivable from this affiliate of $0.5 million as of March 31, 2009.  The company has recorded cumulative losses from this investment of $62,000 in excess of its capital investment of $1.3 million and this excess loss is reported as a reduction to the company's receivable from the affiliate.

DPMG owns 7.45% of Presidential Golf Club, LLC, a Maryland limited liability company (“Presidential”).  Presidential has developed an 18-hole championship golf course, Lake Presidential Golf Club, on approximately 240 acres of land in Upper Marlboro, Maryland.  The course was opened for play on May 1, 2008.  The company accounts for its investment under the cost method.  The company has receivables from Presidential totaling $173,000 at March 31, 2009, representing unpaid management fees, out-of-pocket expenses, short-term working capital loans, and accrued interest.  The amount is reported in the Condensed Consolidated Balance Sheets as Receivable from affiliates.

Lake Presidential Beverage Company, LLC is a wholly owned subsidiary of the company formed on November 7, 2007 to hold the alcoholic beverage license for the Lake Presidential Golf Club.

2. Liquidity and capital resources

Liquidity needs for the final three quarters of 2009 are expected to exceed amounts available or committed to be available at March 31, 2009.  The company’s Condensed Consolidated Balance Sheet at March 31, 2009 reports current assets totaling $1.8 million and current liabilities totaling $18.2 million for a $16.4 million excess of current liabilities over current assets.  Approximately $13.2 million of the current liabilities is due to two Texas banks that have funded the company’s South Padre real estate development for the last ten years.   Both banks have agreed to renew the company’s lines of credit into 2010 on substantially the same terms, except for a $1 million reduction in the maximum amount, reducing the total lines available to $13.4 million.  We do not expect the change to have any significant impact on the company’s real estate operations.  Additionally, approximately $2.2 million of the current liabilities is owed to affiliates who have previously advanced funds for working capital and are not expected to demand repayment until the company’s liquidity position improves.

The company expects profits from its Barbados affiliate in 2009, but expects losses from its domestic operations.  The profits in Barbados are projected to be used to repay bank loans and/or to be reinvested in continuing development of the Apes Hill property and accumulated profits are not expected to be available for distribution to the owners until 2010 or 2011.  To reduce the anticipated 2009 cash flow shortfall from domestic operations, the company has reduced operating expenses, including reductions in personnel and, effective April 1, 2009, is deferring payment of 20% of certain company executives’ salaries until cash is available to pay the deferred amounts.  Current staffing levels remain adequate to service additional projects that the company is pursuing.   To meet the remaining cash flow shortfall, the company has applied for new lines of credit from banks operating in the Caribbean and expects funding from those banks before additional funds are required to pay 2009 operating costs; however, there is no guarantee that such commitments and funding will be received.  If such loans are not received, the company could be required to make further reductions in personnel and to liquidate real estate or other assets at prices less than would be expected under normal operating conditions.  The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Landmark Land Company, Inc.
Notes to Condensed Consolidated Financial Statements

3.  Earnings Per Share

Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006 and 2007.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended March 31,
	2009	2008

Net (loss) income	$(1,801,630)	$4,321,212
Less: Preferred dividends	(50,000)	(25,000)
Net (loss) income available to common stockholders	$(1,851,630)	$4,296,212
Weighted average common shares outstanding	7,567,530	7,567,530
Incremental shares from assumed exercise of dilutive options	-	-
Diluted weighted average common shares outstanding	7,567,530	7,567,530
Basic (loss) income per common share	$(0.24)	$0.57
Diluted (loss) income per common share	$(0.24)	$0.57

The dilutive effect of the employee stock options and directors’ options is reported using the treasury stock method.

4.  Stock Option Plans

The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (“Plan”) was adopted by the Board of Directors on April 29, 2006 and approved by the shareholders on November 18, 2006.  Generally, options must be granted within ten years of the plan adoption date, vest five years from the date of grant, and be exercised within five years from the date of vesting.

A summary of options issued to employees under the company’s incentive stock option plan as of March 31, 2009, and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2009	606,000	$0.65
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2009	606,000	$0.65
Exercisable at March 31, 2009	-	-

During the first quarter of 2009, the company recognized share-based compensation costs in the amount of $14,000.  As of March 31, 2009, there was $175,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over the remaining 3.7 years vesting period for outstanding grants under the plan.

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

Landmark Land Company, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of options issued under the agreements with directors and legal counsel as of March 31, 2009, and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	300,000	$2.23
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	300,000	$2.23	2.4 years	-
Exercisable at March 31, 2009	300,000	$2.23	2.4 years	-

There was no related unrecognized cost related to the directors and legal counsel options as of March 31, 2009.

5.  Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation.  These changes had no effect on net income.

6.  Commitments

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying financial statements include a provision for warranty expense calculated as approximately .5% of gross house sales.  The summary of warranty accruals for the first quarter of 2009 and 2008 follows:

	2009	2008
Warranty accrual balance January 1,	$90,897	$132,165
Provision for warranty	-	6,525
Payments	(12,666)	(13,999)
Warranty accrual balance March 31,	$78,231	$124,691

7.  Income Taxes

The company reported a net loss before income taxes of $1.8 million for the three-month period ended March 31, 2009. The provision for federal and state income taxes totals $5,700 and is comprised of estimated state taxes of $5,700.  The deferred tax benefit generated by the current period loss was offset by an increase in the deferred tax asset valuation allowance in the amount of $0.6 million.

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $48.4 million at March 31, 2009; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  Based on a current evaluation of historical and prospective earnings, the company has increased the deferred tax asset valuation allowance by approximately $0.6 million to a balance of $44 million, reducing the net tax benefit to $4.4 million as of March 31, 2009.

The company had no material unrecognized tax benefits at March 31, 2009, nor does it expect any significant change in that status during the next 12 months.  No accrued interest or penalties on uncertain tax positions have been included on the statements of operations or the statement of financial condition as of the date of implementation.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S. federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2004 are still open to examination by those relevant taxing authorities.

Landmark Land Company, Inc.
Notes to Condensed Consolidated Financial Statements

8. Segment Information

The company’s operations are comprised of four segments – real estate, golf, management services, and corporate investments and administration.  The following table summarizes the three months ended March 31, 2009 and 2008 operations by segment:

	Three Months Ended March 31, 2009
	Real Estate	Golf	Management	Corporate	Total

Revenue	$449,479	$624,923	$901,427	$-	$1,975,829
Costs of revenue	(618,961)	(607,476)	(1,575,543)	-	(2,801,980)
Depreciation and amortization	(15,531)	(36,086)	(7,131)	(101,643)	(160,391)
Operating (loss)	(185,013)	(18,639)	(681,247)	(101,643)	(986,542)
General and administrative	-	-	-	(260,376)	(260,376)
Other (expenses)	-	-	-	(549,012)	(549,012)
Federal & state income taxes	60,492	6,094	222,742	(295,028)	(5,700)
Net (loss)	$(124,521)	$(12,545)	$(458,505)	$(1,206,059)	$(1,801,630)

Long-lived assets	$17,384,381	$1,542,553	$1,984,816	$23,718,066	$44,629,816
Other assets	493,906	272,847	918,247	85,930	1,770,930
Total assets	$17,878,287	$1,815,400	$2,903,063	$23,803,996	$46,400,746

	Three Months Ended March 31, 2008
	Real Estate	Golf	Management	Corporate	Total

Revenue	$1,812,146	$623,128	$1,507,047	$-	$3,942,321
Costs of revenue	(1,706,439)	(575,357)	(1,451,725)	-	(3,733,521)
Depreciation and amortization	(7,639)	(30,699)	(44,345)	(101,643)	(184,326)
Operating income (loss)	98,068	17,072	10,977	(101,643)	24,474
General and administrative	-	-	-	(589,802)	(589,802)
Other income	-	-	-	5,159,972	5,159,972
Federal & state income taxes	(5,836)	(1,016)	(653)	(265,927)	(273,432)
Net income	$92,232	$16,056	$10,324	$4,202,600	$4,321,212

Long-lived assets	$14,726,152	$1,055,045	$3,736,820	$17,737,729	$37,255,746
Other assets	785,198	414,552	692,472	3,619,878	5,512,100
Total assets	$15,511,350	$1,469,597	$4,429,292	$21,357,607	$42,767,846

Landmark Land Company, Inc.
Notes to Condensed Consolidated Financial Statements

9. Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan, to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The company does not expect the adoption of FSP No. FAS 132(R)-1 to have a significant impact on its financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The company does not expect the adoption of FSP No. FAS 157-4 to have a significant impact on its financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The company does not expect the adoption of FSP No. FAS 115-2 to have a significant impact on its financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The company does not expect the adoption of FSP No. FAS 107-1 and APB 28-1 to have a significant impact on its financial position, results of operations, or cash flows.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments.  After a long period of relative dormancy, the company acquired its first operating companies in 2003 and has continued to rebuild its business through acquisitions and expansion.  The company’s consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 include the operations of the company and its subsidiaries identified in Note 1 to the Condensed Consolidated Financial Statements. Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s analysis of the company’s operations during the first quarters of 2009 and 2008 and comments on its current financial condition are as follows:

Liquidity and capital resources

Liquidity needs for the final three quarters of 2009 are expected to exceed amounts available or committed to be available at March 31, 2009.  The company’s Condensed Consolidated Balance Sheet at March 31, 2009 reports current assets totaling $1.8 million and current liabilities totaling $18.2 million for a $16.4 million excess of current liabilities over current assets.  Approximately $13.2 million of the current liabilities is due to two Texas banks that have funded the company’s South Padre real estate development for the last ten years.   Both banks have agreed to renew the company’s lines of credit into 2010 on substantially the same terms, except for a $1 million reduction in the maximum amount, reducing the total lines available to $13.4 million.  We do not expect the change to have any significant impact on the company’s real estate operations.  Additionally, approximately $2.2 million of the current liabilities is owed to affiliates who have previously advanced funds for working capital and are not expected to demand repayment until the company’s liquidity position improves.

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

Current assets total $1.8 million at March 31, 2009 compared to $2.2 million at December 31, 2008, reflecting the reduction of approximately $0.5 million in receivables from affiliates and use of most of the cash collected to pay operating expenses.

Real estate and golf management contract rights acquired remained unchanged during the first three months of 2009.  The only contract in this asset group with significant unamortized costs relates to a property in the Hudson Valley of New York state.  While no fees are currently being realized from that contract as government approvals are pending for the proposed development, the company expects to recover the remaining unamortized costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $16 million at March 31, 2009 compared to $15.5 million at December 31, 2008, reflecting, primarily, completion of the new Hacienda model and 2 spec units.

Property and equipment decreased approximately $161,000, reflecting depreciation recorded in the first quarter of 2009.

Other assets are comprised primarily of investments in unconsolidated affiliates which decreased approximately $391,000 in the first quarter, reflecting losses recognized in Apes Hill in Barbados, and the deferred tax assets of $4.4 million which is discussed in Note 7.

Liabilities totaled $22.9 million at March 31, 2009 – a net increase of approximately $1.3 million from December 31, 2008.  The increase results primarily from $1.0 million borrowed from an affiliate for working capital.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Stockholders’ equity decreased by approximately $1.8 million in the first three months of 2009, reflecting the company’s net loss of $1.8 million and $50,000 of dividends declared on preferred stock, partially offset by the benefit of employee stock option compensation in the amount of $14,000, and the unrealized gain from currency translation in the amount of $3,000.

There were no commitments regarding purchase or sale of the company's stock at March 31, 2009; however, see Note 4 to the Condensed Consolidated Financial Statements regarding stock options outstanding.

Net income

The company reported a net loss of $1.8 million for the first quarter of 2009.  In the comparable period of 2008, the company reported net income of $4.3 million.  The significant decrease results primarily from lower real estate sales in the Barbados development and in South Padre.

Revenue

Real estate sales at South Padre totaled 3 lots and no houses during the first quarter of 2009, generating $134,000 in revenue.  In the same period of 2008, South Padre reported 2 lot sales and 6 house sales generating $1.6 million in revenue.  The decrease in real estate sales reflects the dramatic slowdown in economic activity during the current prolonged recession.

Real estate services revenue includes fees and commissions earned on rental pool operations and landscape services at South Padre.  Expenses related to these services are included in real estate operating expenses.  Revenues and expenses for the first quarter of 2008 have been reclassified for comparability, with no effect on reported net income.

Golf related revenue, including food and beverage sold in the golf restaurant, totaled $0.6 million during the first quarter of 2009.  Paid golf rounds totaled 10,900.  In the same period of 2008 South Padre reported $0.6 million in golf revenue from 11,900 rounds played.  Golf revenue during the first quarter of 2009 includes approximately $98,000 of food and beverage sales from Lake Presidential Beverage Company, Inc., which began operations in May 2008.

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

Management and consulting agreements generated $393,000 in fee revenue in the quarter ended March 31, 2009 compared to $1.1 million during the same period of 2008.  The company was also reimbursed for out-of-pocket expenses related to its management agreements during the three-month period in the amount of $508,000 in 2009 and $401,000 in 2008.  The decreased fees reflect reduced design and planning fees earned in Barbados and consulting fees recognized in Spain.  The higher reimbursements reflect primarily, increased costs paid on behalf of Apes Hill Development, the company’s unconsolidated affiliate in Barbados.

Costs of Revenues

Cost of real estate sold, including land, development, construction and closing costs, totaled $76,000 or 57% of real estate sales in the first quarter of 2009.  During the same period of 2008 South Padre reported costs of real estate sold totaling $1.0 million or 64% of real estate sales.   Gross profit margins differ among various subdivision lot developments and various house models constructed; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.

Real estate operating expenses not included in cost of real estate sold totaled $0.5 million for the first quarter of 2009 and $0.7 million for the first quarter of 2008.  The decrease reflects primarily payroll cost savings resulting from fewer employees and reduction in advertising and other marketing costs in 2009.

Cost of golf merchandise sold and food and beverage sold in the three-month period ending March 31, 2009 totaled $124,000 (50% of sales) and $101,000 (54% of sales) for the same period of 2008.

Golf operating expenses totaled $483,000 in the first quarter of 2009 compared to $474,000 in the first quarter of 2008.

Management and consulting payroll and related expenses remained relatively unchanged at $1.0 million in the three-month periods ending March 31, 2009 and 2008.

Depreciation and amortization included in the company’s consolidated statement of operations was $160,000 in the three-month period ending March 31, 2009.  In the same period of 2008, the company reported $184,000.

General, administrative and other expense

General, administrative and other expenses totaled $260,000 in the first quarter 2009 compared to $590,000 in the same period of 2008, reflecting substantial reductions in airplane operating cost.  The plane flew approximately half as many hours in the first quarter of 2009 as in the first quarter of 2008 and a higher percentage of its costs were reimbursed by clients and affiliates.

Other income and expense

Equity in profit ( loss) of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended March 31,
	Ownership	2009	2008
Apes Hill Development SRL	33%	$(389,904)	$5,492,824
Landmark Developments of Spain, S.L.	50%	$(7,216)	$(190,343)
		$(397,120)	$5,302,481

Interest income decreased from $34,000 in the first quarter of 2008 to $310 in the same period this year, reflecting lower cash balances invested in overnight funds.

Interest expense decreased from $177,000 in the first quarter of 2008 to $152,000 in the same period this year due to lower rates.

Federal and state income taxes

The company reported a net loss before income taxes of $1.8 million for the three-month period ended March 31, 2009.  The provision for federal and state income taxes totals $5,700 and is described in Note 7.  The deferred tax benefit generated in the current period was offset by a $0.6 million increase in the deferred tax asset valuation allowance.  During the first quarter of 2008, the company reported income before taxes in the amount of $4.6 million with a provision for income taxes in the amount of $273,000.

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

Item 3 of this report on Form 10-Q is not applicable.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the company’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of March 31, 2009, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded that there was no change in the company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
May 14, 2009

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
May 14, 2009

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