Form 10-Q
period 2009-06-30
LANDMARK LAND CO INC/DE
filed 2009-08-13
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of August 13, 2009 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2009

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

PART I – FINANCIAL INFORMATION .

Item 1.                      Consolidated Financial Statements

Landmark Land Company, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$337,504	$270,278
Accounts receivable	95,546	302,804
Receivable from affiliates	502,216	1,265,250
Inventories	99,945	118,441
Other current assets	178,026	259,523
Total current assets	1,213,237	2,216,296

Real estate and golf management contract rights acquired,
net of accumulated amortization of $961,726 in 2009 and 2008	2,323,861	2,323,861

Real Estate
Real estate held for sale	4,506,583	3,163,498
Real estate held for or under development	10,867,227	12,366,236
Total real estate	15,373,810	15,529,734

Property and equipment, net of accumulated depreciation
of $1,535,017 and $1,213,198 in 2009 and 2008, respectively	5,770,276	6,091,385

Other assets
Investment in unconsolidated affiliates	14,963,990	15,734,327
Receivable from affiliates, non-current	516,787	548,551
Deposits	85,355	80,181
Deferred tax assets	4,400,000	4,400,000
Total other assets	19,966,132	20,763,059

Total assets	$44,647,316	$46,924,335

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities
Current portion of notes payable to others	$13,400,638	$13,644,621
Current portion of liabilities to affiliates	1,223,768	1,192,074
Accounts payable and accrued expenses	1,022,885	1,165,343
Accrued payroll and related expenses	556,160	404,373
Accrued interest due affiliates	1,078,758	971,905
Accrued interest due others	389,985	367,082
Other liabilities and deferred credits	189,215	97,947
Dividends payable	108,407	8,407
Current income taxes	16,140	5,061
Total current liabilities	17,985,956	17,856,813

Liabilities due after one year
Notes payable to others, due after one year	3,479,131	3,542,310
Note payable to affiliate, due after one year	1,310,000	200,000
Total liabilities payable after one year	4,789,131	3,742,310

Total liabilities	22,775,087	21,599,123

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 20,000 shares issued and outstanding,
stated at liquidation value	2,000,000	2,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,477,466	30,449,470
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(13,647,580)	(10,167,890)
Accumulated other comprehensive loss	(60,071)	(58,782)
Total stockholders' equity	21,872,229	25,325,212

Total liabilities and stockholders' equity	$44,647,316	$46,924,335

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue
Real estate sales	$1,178,015	$1,695,185	$1,312,335	$3,252,312
Real estate services revenue	341,786	257,993	656,945	513,012
Golf course revenue	301,785	311,077	680,889	748,265
Golf merchandise sales	55,065	73,628	112,831	148,108
Food and beverage sales	343,102	206,299	531,155	317,759
Management and consulting fees	337,764	669,126	730,852	1,775,207
Reimbursement of out-of-pocket expenses	315,133	417,689	823,472	818,655
Total revenues	2,872,650	3,630,997	4,848,479	7,573,318

Costs of revenue
Cost of real estate sold	779,784	1,272,203	856,175	2,271,984
Real estate operating expenses	547,422	713,702	1,089,992	1,420,360
Cost of golf merchandise sold	46,547	52,027	89,234	103,009
Cost of food and beverage sold	125,459	86,105	206,832	136,019
Golf operating expenses	580,755	599,016	1,064,171	1,073,477
Out-of-pocket expenses	315,133	417,689	823,472	818,655
Management and consulting payroll and related expenses	1,015,003	1,108,160	2,082,207	2,158,919
Depreciation and amortization	160,395	148,829	320,786	333,155
Total costs of revenue	3,570,498	4,397,731	6,532,869	8,315,578

Operating (loss)	(697,848)	(766,734)	(1,684,390)	(742,260)

General, administrative and other expenses	(261,589)	(481,843)	(521,965)	(1,071,645)

Other (expenses) income
Equity in (loss) income of unconsolidated affiliates	(403,693)	380,080	(800,813)	5,682,561
Interest income	298	14,573	608	48,600
Interest expense	(191,261)	(148,033)	(343,463)	(324,569)
Total other (expenses) income	(594,656)	246,620	(1,143,668)	5,406,592

Net (loss) income before income taxes	(1,554,093)	(1,001,957)	(3,350,023)	3,592,687

Federal and state income taxes	(23,967)	(9,847)	(29,667)	(283,279)

Net (loss) income	$(1,578,060)	$(1,011,804)	$(3,379,690)	$3,309,408

Basic (loss) income per common share	$(0.22)	$(0.14)	$(0.46)	$0.43

Basic weighted average shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530

Diluted (loss) income per common share	$(0.22)	$(0.14)	$(0.46)	$0.43

Diluted weighted average shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(1,578,060)	$(1,011,804)	$(3,379,690)	$3,309,408

Other comprehensive (loss) income
Foreign currency translation adjustments	(4,377)	(930)	(1,289)	8,895

Comprehensive (loss) income	$(1,582,437)	$(1,012,734)	$(3,380,979)	$3,318,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net (loss) income for the period	$(3,379,690)	$3,309,408
Adjustments to reconcile net (loss) income to net cash
(used) by operating activities:
Depreciation and amortization	320,786	333,155
Stock options expensed	27,996	42,326
Loss on disposal of property and equipment	1,085	-
Equity in loss (income) of unconsolidated affiliates	800,813	(5,682,561)
(Increase) decrease in
Accounts receivable	207,257	103,156
Receivable from affiliates	794,729	(852,385)
Real estate inventory	155,924	(100,410)
Golf inventories	18,496	(11,674)
Other current assets	81,497	10,660
Deposits	(5,174)	(80,180)
Deferred tax assets	-	268,000
Increase (decrease) in
Accounts payable and accrued expenses	(142,458)	(224,586)
Accrued payroll and related expenses	151,787	58,703
Accrued interest	129,756	139,496
Other liabilities and deferred credits	91,268	(41,023)
Current income taxes	11,079	(65,168)
Net cash (used) by operating activities	(734,849)	(2,793,083)

Cash flows from investing activities
Purchase of property and equipment, net	(763)	(27,292)
Net cash (used) by investing activities	(763)	(27,292)

Cash flows from financing activities
Proceeds from notes payable to others	629,445	1,685,122
Repayments on debt to others	(936,607)	(1,936,619)
Proceeds from debt to affiliates	1,110,000	-
Cash dividends paid on common stock	-	(378,378)
Cash dividends paid on preferred stock	-	(50,000)
Net cash provided (used) by financing activities	802,838	(679,875)

Net increase (decrease) in cash during period	67,226	(3,500,250)

Cash balance, beginning of period	270,278	4,934,820

Cash balance, end of period	$337,504	$1,434,570

Supplemental disclosure of cash flow information:
Cash paid for interest, including $4,000 interest paid to
affiliates in 2009 and none in 2008	$428,240	$457,534

Cash paid for income taxes	$17,188	$5,308

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Landmark Land Company, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes normally included in the annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The company has evaluated subsequent events through the time of filing these financial statements with the Securities Exchange Commission on August 13, 2009.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  There have been no significant changes to accounting policies or critical estimates during the second quarter of 2009.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the assets, liabilities, revenues and expenses of Landmark Land Company, Inc. and its wholly-owned subsidiaries, Landmark of Spain, Inc., DPMG, Inc., LML Caribbean, LTD., Lake Presidential Beverage Company, Inc., South Padre Island Development, LLC, South Padre Island Realty, LLC, and SPIBS, LLC.  The three entities related to the South Padre project, South Padre Island Development, LLC, South Padre Island Realty, LLC, and SPIBS, LLC, are sometimes collectively referred to as “South Padre”.  All significant inter-company accounts and transactions have been eliminated in consolidation.

LML Caribbean, LTD owns one third interest in Apes Hill Development SRL (“Apes Hill”) and accounts for its investment on the equity basis.  Apes Hill’s functional currency is the Barbados dollar.   Apes Hill reported the following results for periods shown below, converted to US dollars at the exchange rate of two Barbados dollars to one US dollar:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$1,167,380	$2,589,433	$1,591,033	$31,122,875
Gross profit	$521,688	$1,559,555	$740,231	$18,714,531
Profit (loss) from continuing operations	$(748,926)	$1,002,347	$(1,918,637)	$17,480,819
Net income (loss)	$(748,926)	$1,002,347	$(1,918,637)	$17,480,819

Apes Hill closed 2 lot sales in the second quarter of 2009 generating US $1.1 million in revenue compared to 6 lot sales in the second quarter of 2008 generating US $2.5 million in revenue.  At June 30, 2009, Apes Hill reported 15 lots and 2 houses under contract with a total sales value of approximately US $31.4 million.

The company has a receivable from Apes Hill in the amount of $0.3 million at June 30, 2009 representing unpaid management fees and out-of-pocket expenses.  The amount is reported in the Consolidated Balance Sheet as Receivable from affiliates.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$592	$303,362	$35,408	$303,671
Gross profit (loss)	$(46,516)	$91,929	$(60,949)	$(288,757)
Profit (loss) from continuing operations	$(46,516)	$91,929	$(60,949)	$(288,757)
Net income (loss)	$(46,516)	$91,929	$(60,949)	$(288,757)

The company has a receivable from this affiliate of $0.6 million as of June 30, 2009.   In addition, the company has recorded cumulative losses from this investment of $89,000 more than its original capital investment of $1.3 million and this excess loss is reported as a reduction to the company’s receivable from the affiliate.

DPMG owns 7.45% of Presidential Golf Club, LLC, a Maryland limited liability company (“Presidential”).  Presidential has developed an 18-hole championship golf course, Lake Presidential Golf Club, on approximately 240 acres of land in Upper Marlboro, Maryland.  The course was opened for play on May 1, 2008.  During the second quarter of 2009, the company corrected the accounting for its investment in Presidential from the cost method to the equity method in recognition of Presidential’s legal structure as a limited liability company which maintains specific ownership accounts for each investor.  The $131,000 recorded as Landmark’s 7.45% share of Presidential’s loss through June 30, 2009 includes $90,000 applicable to the year ended December 31, 2008.  The 2008 adjustment included in the 2009 financial statements is not material to the company’s reported operating results for either period.  Presidential reported the following results for the periods shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$1,077,416	$700,228	$1,366,864	$700,228
Gross profit	$226,554	$108,887	$290,006	$108,887
Loss from continuing operations	$(46,903)	$(137,486)	$(541,537)	$(137,486)
Net loss	$(46,903)	$(137,486)	$(541,537)	$(137,486)

The company has receivables from Presidential totaling $0.2 million at June 30, 2009, representing unpaid management fees, out-of-pocket expenses, short-term working capital loans, and accrued interest.  The amount is reported in the Consolidated Balance Sheet as Receivable from affiliates.

Lake Presidential Beverage Company, LLC is a wholly owned subsidiary of the company formed on November 7, 2007 to hold the alcoholic beverage license for the Lake Presidential Golf Club in Maryland.

2.  Liquidity and Capital Resources

The company’s current operating results are largely dependent on real estate sales in its developments in Texas and Barbados.  The general economic recession in the US that began in late 2007 has hit the real estate market particularly hard.  The company’s properties are suffering along with most other real estate developments in the US and abroad.   Sales contracts already in the pipeline at the end of 2007, particularly in the Apes Hill development in Barbados, generated profitable sales for the company in 2008.  However, new contracts in 2008 and in the first six months of 2009 were minimal.  Although prospective purchaser traffic has increased in our Texas development over the last three months, most shoppers are still looking to find bargains at the bottom of the market.  We continue to liquidate existing inventories of lots and houses at reduced profit margins and defer any significant additional development until the market improves.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

During the second half of 2008 and the first half of 2009 the company has taken various actions to reduce expenses and minimize operating losses.    Recognizing that, historically, personnel costs have accounted for more than half of the company’s operating costs (excluding the cost of real estate and merchandise sold), management has reduced the number of employees by approximately 37% from 132 employees at June 30, 2008 to 83 employees at June 30, 2009.  In the second quarter of 2009, the company grounded its airplane and terminated employment of its pilots.  To further conserve cash, a portion of the salaries of certain officers is being accrued with actual payment deferred until cash flow improves.  An affiliate of the company’s chairman and chief executive officer loaned the company approximately $1.1 million in working capital funds during the first half of 2009.   Additional comments on the company’s actions to manage its way through the current recession are included in the liquidity and capital resources paragraphs below.

The company anticipates a small profit from its Barbados affiliate in 2009, but expects losses from its domestic operations.  The cash flow generated in Barbados is expected to be used to repay bank loans and/or to be reinvested in continuing development of the Apes Hill property so that accumulated profits are not expected to be available for distribution to the owners until 2010 or 2011.  To reduce the anticipated 2009 cash flow shortfall from domestic operations, the company has reduced operating expenses, including reductions in personnel and deferral of payment of a portion of certain company executives’ salaries as discussed in the overview above.  Current staffing levels remain adequate to service additional projects that the company is pursuing.   To meet the remaining cash flow shortfall, the company has received a loan of approximately $1.1 million from an affiliate, has applied for new lines of credit from banks operating in the Caribbean and is exploring additional working capital loans from other sources; however, there is no guarantee that additional funding will be received.  If loans are not received, or if our current bank lenders do not renew existing credits or if affiliates should call their working capital loans, the company could be required to make further reductions in personnel and to liquidate real estate or other assets at prices less than would be expected under normal operating conditions.  The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of these uncertainties.

The company’s Consolidated Balance Sheet at June 30, 2009 reports current assets totaling $1.2 million and current liabilities totaling $18.0 million for a $16.8 million excess of current liabilities over current assets.  Approximately $12.5 million of the current liabilities is due to two Texas banks that have funded the company’s South Padre real estate development for the last ten years.   One bank has renewed credit lines totaling $2.0 million for another year to May 2010 and the other, whose loans mature in July and August 2009, has agreed to renew on substantially the same terms, except for a $1.0 million reduction in the maximum amount, reducing its credit lines to $11.4 million.  We do not expect the change to have any significant impact on the company’s real estate operations.  Additionally, approximately $2.3 million of the current liabilities is owed to affiliates who have advanced funds for working capital and are not expected to demand repayment until the company’s liquidity position improves.

3.  Earnings Per Share

Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006 and 2007.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(1,578,060)	$(1,011,804)	$(3,379,690)	$3,309,408
Less: Preferred dividends	(50,000)	(25,000)	(100,000)	(50,000)
Net (loss) income available to common shareholders	(1,628,060)	(1,036,804)	(3,479,690)	3,259,408
Weighted average common shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530
Incremental shares from assumed exercise of dilutive options	-	-	-	-
Diluted weighted average common shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530
Basic (loss) income per common share	$(0.22)	$(0.14)	$(0.46)	$0.43
Diluted (loss) income per common share	$(0.22)	$(0.14)	$(0.46)	$0.43

The dilutive effect of the employee stock options and directors’ options is reported using the treasury stock method.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

4.  Stock Option Plans

The 2006 Landmark Land Company, Inc. Incentive Stock Option Plan (“Plan”) was adopted by the Board of Directors on April 29, 2006 and approved by the shareholders on November 18, 2006.  Generally, options must be granted within ten years of the plan adoption date, vest five years from the date of grant, and be exercised within five years from the date of vesting.

A summary of options issued to employees under the company’s incentive stock option plan as of June 30, 2009, and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2009	606,000	$0.62
Granted	-	-
Vested	-	-
Forfeited	83,000	-
Outstanding at June 30, 2009	523,000	$0.60
Exercisable at June 30, 2009	-	-

During the first six months of 2009, the company recognized share-based compensation costs in the amount of $28,000.  As of June 30, 2009, there was $161,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over the remaining 3.4 years vesting period for grants outstanding under the plan.

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

A summary of options issued under the agreements with directors and legal counsel as of June 30, 2009, and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	300,000	$2.23
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	300,000	$2.23	2.2 years	-
Exercisable at June 30, 2009	300,000	$2.23	2.2 years	-

There was no related unrecognized cost related to the directors and legal counsel options as of June 30, 2009.

5.  Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation.  These changes had no effect on net income.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

6.  Commitments

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying financial statements include a provision for warranty expense calculated as approximately .5% of gross house sales.  The summary of warranty accruals for the six months ended June 30, 2009 and 2008 follows:

	2009	2008
Warranty accrual balance January 1,	$90,897	$132,165
Provision for warranty	5,498	15,001
Payments	(18,102)	(34,127)
Warranty accrual balance June 30,	$78,293	$113,039

7.  Income Taxes

The company reported a loss before income taxes of $3.4 million for the six-month period ended June 30, 2009. The provision for federal and state income taxes is a net provision of $30,000 and is comprised of estimated current state taxes. Deferred federal and state tax benefits of approximately $1.2 million generated by the current period loss are offset by an increase in the deferred tax asset valuation allowance in the same amount.

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $48.9 million at June 30, 2009; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  The company has established a deferred tax asset valuation allowance to reduce the carrying value of the deferred tax asset to an amount that is more likely than not to be realized in the future.  Based on a current evaluation of historical and prospective earnings, the company increased the valuation allowance during the first half of 2009 by approximately $1.2 million to a balance of $44.6 million, reducing the net deferred tax benefit to $4,400,000 as of June 30, 2009.

The company had no material unrecognized tax benefits at June 30, 2009, nor does it expect any significant change in that status during the next 12 months.  No accrued interest or penalties on uncertain tax positions have been included on the statements of operations or the statement of financial condition as of June 30, 2009.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S. federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2004 are still open to examination by those relevant taxing authorities.

8. Segment Information

The company’s operations are comprised of four segments – real estate, golf, management services, and corporate investments and administration.  The following table summarizes the three months and six months ended June 30, 2009 and 2008 operations by segment:

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2009
	Real Estate	Golf	Management	Corporate	Total
Revenue	$1,519,801	$699,952	$652,897	$-	$2,872,650
Costs of revenue	(1,327,206)	(752,761)	(1,330,136)	-	(3,410,103)
Depreciation and amortization	(17,111)	(34,510)	(7,130)	(101,644)	(160,395)
Operating income (loss)	175,484	(87,319)	(684,369)	(101,644)	(697,848)
General and administrative	-	-	-	(261,589)	(261,589)
Other income (expenses)	-	-	-	(594,656)	(594,656)
Federal & state income taxes	(57,177)	30,764	252,299	(249,853)	(23,967)
Net income (loss)	$118,307	$(56,555)	$(432,070)	$(1,207,742)	$(1,578,060)

Long-lived assets	$16,531,646	$1,628,938	$6,505,358	$18,768,137	$43,434,079
Other assets	288,723	271,439	634,433	18,642	1,213,237
Total assets	$16,820,369	$1,900,377	$7,139,791	$18,786,779	$44,647,316

	Three Months Ended June 30, 2008
	Real Estate	Golf	Management	Corporate	Total
Revenue	$1,953,178	$591,004	$1,086,815	$-	$3,630,997
Costs of revenue	(1,985,905)	(737,148)	(1,525,849)	-	(4,248,902)
Depreciation and amortization	(9,605)	(30,406)	(7,174)	(101,644)	(148,829)
Operating income (loss)	(42,332)	(176,550)	(446,208)	(101,644)	(766,734)
General and administrative	-	-	-	(481,843)	(481,843)
Other income (expenses)	-	-	-	246,620	246,620
Federal & state income taxes	20,741	60,599	169,016	(218,721)	(9,847)
Net income (loss)	$(63,073)	$(115,951)	$(277,192)	$(555,588)	$(1,011,804)

Long-lived assets	$16,389,640	$1,026,203	$6,551,454	$13,864,922	$37,832,219
Other assets	765,806	368,313	1,749,715	752,083	3,635,916
Total assets	$17,155,446	$1,394,515	$8,301,169	$14,617,005	$41,468,135

	Six Months Ended June 30, 2009
	Real Estate	Golf	Management	Corporate	Total
Revenue	$1,969,280	$1,324,875	$1,554,324	$-	$4,848,479
Costs of revenue	(1,946,167)	(1,360,237)	(2,905,679)	-	(6,212,083)
Depreciation and amortization	(32,642)	(70,596)	(14,261)	(203,287)	(320,786)
Operating income (loss)	(9,529)	(105,958)	(1,365,616)	(203,287)	(1,684,390)
General and administrative	-	-	-	(521,965)	(521,965)
Other income (expenses)	-	-	-	(1,143,668)	(1,143,668)
Federal & state income taxes	3,315	36,858	475,041	(544,881)	(29,667)
Net income (loss)	$(6,214)	$(69,100)	$(890,575)	$(2,413,801)	$(3,379,690)

	Six Months Ended June 30, 2008
	Real Estate	Golf	Management	Corporate	Total
Revenue	$3,765,324	$1,214,132	$2,593,862	$-	$7,573,318
Costs of revenue	(3,692,344)	(1,312,505)	(2,977,574)	-	(7,982,423)
Depreciation and amortization	(17,244)	(61,105)	(51,519)	(203,287)	(333,155)
Operating income (loss)	55,736	(159,478)	(435,231)	(203,287)	(742,260)
General and administrative	-	-	-	(1,071,645)	(1,071,645)
Other income (expenses)	-	-	-	5,406,592	5,406,592
Federal & state income taxes	(20,824)	59,583	162,609	(484,647)	(283,279)
Net income (loss)	$34,912	$(99,895)	$(272,622)	$3,647,013	$3,309,408

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

9. Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued, and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and therefore, was effective for the company this quarter. The adoption of this pronouncement did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.  The additional disclosures required by this standard are included in Note 1.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” The statement is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where there is continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. The company is currently evaluating the impact of the adoption of SFAS No. 166; however, it is not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” The statement is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. The company is currently evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the SFAS No. 168 will not impact the company’s consolidated financial position, results of operations or cash flows.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments.  After a long period of relative dormancy, the company acquired its first operating companies in 2003 and has continued to rebuild its business through acquisitions and expansion.  The company’s current operating results are largely dependent on real estate sales in its developments in Texas and Barbados.  The general economic recession in the US that began in late 2007 has hit the real estate market particularly hard.  The company’s properties are suffering along with most other real estate developments in the US and abroad.   Sales contracts already in the pipeline at the end of 2007, particularly in the Apes Hill development in Barbados, generated profitable sales for the company in 2008.  However, new contracts in 2008 and in the first six months of 2009 were minimal.  Although prospective purchaser traffic has increased in our Texas development over the last three months, most shoppers are still looking to find bargains at the bottom of the market.  We continue to liquidate existing inventories of lots and houses at reduced profit margins and defer any significant additional development until the market improves.

During the second half of 2008 and the first half of 2009 the company has taken various actions to reduce expenses and minimize operating losses.    Recognizing that, historically, personnel costs have accounted for more than half of the company’s operating costs (excluding the cost of real estate and merchandise sold), management has reduced the number of employees by approximately 37% from 132 employees at June 30, 2008 to 83 employees at June 30, 2009.  In the second quarter of 2009, the company grounded its airplane and terminated employment of its pilots.  To further conserve cash, a portion of the salaries of certain officers is being accrued with actual payment deferred until cash flow improves.  An affiliate of the company’s chairman and chief executive officer loaned the company approximately $1.1 million in working capital funds during the first half of 2009.   Additional comments on the company’s actions to manage its way through the current recession are included in the liquidity and capital resources paragraphs below.

The company’s consolidated statements of operations and cash flows for the six months ended June 30, 2009 and 2008 include the operations of the company and its subsidiaries identified in Note 1 to the Consolidated Financial Statements.   The loss reported in these statements for 2009 reflects the depressed real estate market described above.  Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s additional analysis of the company’s operations during the three and six month periods ended June 30, 2009 and 2008 and comments on its current financial condition are as follows:

Liquidity and capital resources

The company anticipates a small profit from its Barbados affiliate in 2009, but expects losses from its domestic operations.  The cash flow generated in Barbados is expected to be used to repay bank loans and/or to be reinvested in continuing development of the Apes Hill property so that accumulated profits are not expected to be available for distribution to the owners until 2010 or 2011.  To reduce the anticipated 2009 cash flow shortfall from domestic operations, the company has reduced operating expenses, including reductions in personnel and deferral of payment of a portion of certain company executives’ salaries as discussed in the overview above.  Current staffing levels remain adequate to service additional projects that the company is pursuing.   To meet the remaining cash flow shortfall, the company has received a loan of approximately $1.1 million from an affiliate, has applied for new lines of credit from banks operating in the Caribbean and is exploring additional working capital loans from other sources; however, there is no guarantee that additional funding will be received.  If loans are not received, or if our current bank lenders do not renew existing credits or if affiliates should call their working capital loans, the company could be required to make further reductions in personnel and to liquidate real estate or other assets at prices less than would be expected under normal operating conditions.  The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of these uncertainties.

The company’s Consolidated Balance Sheet at June 30, 2009 reports current assets totaling $1.2 million and current liabilities totaling $18.0 million for a $16.8 million excess of current liabilities over current assets.  Approximately $12.5 million of the current liabilities is due to two Texas banks that have funded the company’s South Padre real estate development for the last ten years.   One bank has renewed credit lines totaling $2.0 million for another year to May 2010 and the other, whose loans mature in July and August 2009, has agreed to renew on substantially the same terms, except for a $1.0 million reduction in the maximum amount, reducing its credit lines to $11.4 million.  We do not expect the change to have any significant impact on the company’s real estate operations.  Additionally, approximately $2.3 million of the current liabilities is owed to affiliates who have advanced funds for working capital and are not expected to demand repayment until the company’s liquidity position improves.

Current assets total $1.2 million at June 30, 2009 compared to $2.2 million at December 31, 2008, reflecting, primarily, the collection of receivables and use of most of the cash collected to pay operating expenses.

Real estate and golf management contract rights acquired remained unchanged during the first six months of 2009.  The only contract in this asset group with unamortized costs relates to a property in the Hudson Valley of New York state.  While no fees are currently being realized from that contract as government approvals are pending for the proposed development, the company expects to recover the remaining unamortized costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $15.4 million at June 30, 2009 compared to $15.5 million at December 31, 2008, reflecting slightly less inventory added through continuing construction than was sold during the period.

Property and equipment decreased approximately $0.3 million, reflecting depreciation recorded in the first half of 2009.

Other assets are comprised primarily of investments in unconsolidated affiliates which decreased approximately $0.8 million in the first half, reflecting losses recognized in Apes Hill, Landmark Spain, and Presidential, and deferred tax assets of $4.4 million which is discussed in Note 7.

Liabilities totaled $22.8 million at June 30, 2009 – a net increase of approximately $1.2 million from December 31, 2008.  The increase results primarily from $1.1 million borrowed from an affiliate for working capital.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Stockholders’ equity decreased by approximately $3.5 million in the first half of 2009, reflecting primarily, the company’s net loss of $3.4 million and $0.1 million of dividends declared, but not paid, on preferred stock.

There were no commitments regarding purchase or sale of the company's stock at June 30, 2009; however, see Note 4 to the Consolidated Financial Statements regarding stock options outstanding.

Revenue

Real estate sales at South Padre totaled 5 lots and 4 houses during the six months ended June 30, 2009, generating $1.3 million in revenue, including 2 lots and 4 houses sold in the three months ended June 30, 2009 for total sales of $1.2 million.  In the first six months of 2008, South Padre reported 2 lot sales and 14 house sales generating $3.3 million in revenue, including 8 houses closed in the second quarter for total sales of $1.7 million.  The decrease in real estate sales apparently reflects continuing apprehension about the global recession.  Although the stock market recovered some value during the second quarter and a few ‘bottom fishers’ bought lots and houses at South Padre during the second quarter, real recovery of the real estate market appears still to be several months away.

Real estate services revenue is comprised primarily of fees charged to homeowners’ associations for landscape maintenance services, rents received from tenants in company owned houses that were converted to rental property in 2008, and commissions and fees earned on rental pool operations or on third-party real estate sales.  Revenue in the first half of 2009 totaled almost $0.7 million compared to $0.5 million in the first half of 2008.  In each year, approximately half the revenue was earned in each of the two quarters.  In prior years, HOA reimbursement of costs related to the landscape operations were netted against those costs in real estate operating expenses and revenues and costs related to the rental pool operations were included in management and consulting operations.  As these operations are now more significant to South Padre’s total operations, we are reporting the revenue from these real estate related services separately.  2008 amounts have been reclassified to conform to the 2009 classifications.

Golf related revenue, including food and beverage sold in golf restaurants, totaled $1.3 million during the six months ended June 30, 2009.  Paid golf rounds totaled 17,800.  In the same period of 2008, golf rounds totaled 19,600 and total revenue was $1.2 million.  For the three months ended June 30, 2009, the company realized $0.7 million in revenue from 6,900 rounds, compared to the same period of 2008 when we realized $0.6 million in golf revenue from 7,700 rounds played.  The small increase in revenue in 2009 reflects increased food and beverage sales by Lake Presidential Beverage Company which opened May 1, 2008, partially offset by lower revenues in South Padre.

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

Management and consulting agreements generated $0.3 million in fee revenue in the three months ended June 30, 2009 compared to $0.7 million during the same period of 2008.  For the first half of 2009, fee revenue totaled $0.7 million compared to $1.8 million for the same period in 2008.  The 2009 decrease reflects a significant reduction in planning and construction fees earned in Barbados and in South Padre and in consulting fees recognized in Spain.  The company was also reimbursed for out-of-pocket expenses related to its management agreements during the six-month period in the amount of $0.8 million in both 2009 and 2008.

Costs of revenues

Cost of real estate sold, including land, development, construction, and closing costs, totaled $0.8 million or 66% of sales in the second quarter of 2009 compared to $1.3 million or 75% of real estate sales in the same quarter of 2008.  Costs for the six months ended June 30, 2009 were $0.9 million or 65% of sales, compared to $2.3 million or 70% of sales in the same period of 2008.   Gross profit margins are generally higher on lot development than on vertical construction, but differ among various subdivision lot developments and various house models as well; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.  The higher profit margin realized in 2009 reflects a higher percentage of lots sold as a percentage of total sales and a higher percentage of harbor units sold as a percentage of total houses sold.

Real estate operating expenses not included in cost of real estate sold totaled $0.5 million and $1.1 million respectively in the three-month and six-month periods ended June 30, 2009 compared to $0.7 million and $1.4 million in the same period of 2008.  The lower costs in 2009 reflect additional reductions in personnel and in other costs, primarily advertising and marketing, implemented in response to the continuing depressed real estate market.

Cost of golf merchandise sold in the three-month and six-month periods ending June 30, 2009 totaled $47,000 (85% of sales) and $89,000 (79% of sales) respectively, compared to $52,000 (71% of sales) and $103,000 (70% of sales) for the same periods of 2008.  The increase in cost percentage of merchandise sold reflects adjustments for the cost of missing or dated merchandise identified after a change in golf management in the second quarter of 2009 as well as price mark downs initiated to stimulate sales.

Cost of food and beverage sold in the three-month and six-month periods ending June 30, 2009 totaled $125,000 (37% of sales) and $207,000 (39% of sales) respectively, compared to $86,000 (42% of sales) and $136,000 (43% of sales) in the same periods of 2008.  The increased dollar cost and improved cost percentage reflects results from Lake Presidential Beverage Company that began operations May 1, 2008.

Golf operating expenses totaled $0.6 million in the second quarter of 2009 and $1.1 million for the first half of 2009, which totals were approximately the same amounts as were incurred in the same periods in 2008.

Management and consulting payroll and related expenses totaled $1.0 million and $2.1 million respectively during the three-month and six-month periods ending June 30, 2009 compared to $1.1 million and $2.2 million for the same periods in 2008.  The decreased cost reflects termination of several employees in 2009.  The 2009 payroll expense includes approximately $0.2 million of salary due to officers of the company, payment of which is being deferred until cash flow improves.

Depreciation and amortization included in the company’s consolidated statement of operations was $.3 million in the six-month periods ended June 30, 2009 and 2008, with the cost divided approximately equally between the two quarters in each year.

General, administrative and other expense

General, administrative and other expenses totaled $0.3 million and $0.5 million respectively in the second quarter and first half of 2009 compared to $0.5 million and $1.1 million in the same periods of 2008.  The decrease reflects, primarily, limited use of the company airplane in the first four months of 2009, followed by no use in May and June.  In today’s severely depressed market for private aircraft, the market value of the plane approximates current book value.  In anticipation of additional real estate opportunities in the Caribbean and improved aircraft market conditions, the company plans to leave the plane grounded as we evaluate alternatives, including possible sale.

Other income and expense

Equity in profit (loss) of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended June 30,		Six Months Ended June 30,
	Ownership	2009	2008	2009	2008
Landmark Developments of Spain, S.L.	50%	$(23,259)	$45,964	$(30,475)	$(144,379)
Apes Hill Development SRL	33%	(249,642)	334,116	(639,546)	5,826,940
Presidential Golf Club, LLC	7.45%	(130,792)	-	(130,792)	-
		$(403,693)	$380,080	$(800,813)	$5,682,561

The profits reported by Apes Hill Development SRL in the first half of 2008 resulted from sales of developed lots to buyers who had signed purchase contracts over the preceding two-year development period.  The global recession has affected real estate sales in Barbados with few new contracts in 2008 and 2009.  Apes Hill has sales contracts totaling approximately US $31.4 million in the pipeline at June 30, 2009, some of which were expected to close in the first half of the year; however, the recession has also caused delays in closing some of these existing contracts.

Interest income decreased from $15,000 and $49,000 in the second quarter and first half of 2008 to less than $1,000 in 2009, reflecting the use of cash to pay current operating costs leaving no excess cash balances invested in overnight funds.

Interest expense totaled $191,000 in the second quarter and $343,000 in the first half of 2009 compared to $148,000 and $325,000 in the same periods last year.  The increase in 2009 reflects, primarily, increased borrowing from an affiliate to fund current operations.

Federal and state income taxes

The company reported a loss before income taxes of $1.6 million in the second quarter of 2009 and $3.4 million for the first half of the year.  The provision for federal and state income taxes reflects a net provision of $30,000 for the six months ended June 30, 2009 and is comprised of current state taxes. Deferred federal and state tax benefits generated by the 2009 loss were offset by an increase in the deferred tax valuation allowance as discussed in Note 7 to the financial statements.  In 2008 the company realized income before taxes of $3.6 million in the first six months of the year and provided for federal and state income taxes in the amount of $0.3 million.

Critical accounting estimates

Future realization of the company’s significant deferred tax asset is dependent on its ability to generate taxable income in future years.  The company has established a valuation allowance to reduce the carrying value of the asset to an amount likely to be realized.  While estimates of future income are always uncertain, the diversification of the company’s investments into foreign real estate affiliates makes current estimates even more challenging.  Realization of the tax asset will be significantly affected by, among other factors, whether the new investments are profitable and whether or when those profits are taxable in the U.S.  Any significant change in the various factors affecting the company’s expectations of future taxable earnings could require a change in the valuation allowance. Any change in the valuation allowance is reflected in the company’s operating statement for the period such change is recognized.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the company’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2009, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded that there was no change in the company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                           Legal Proceedings

The company is not currently involved in any pending legal proceedings, except for routine litigation that is incidental to the company's business.

Items 1A through 5 of this report on Form 10-Q are not applicable.

Item 6.                           Exhibits

10.1*	Third Amended and Restated Loan Agreement between Apes Hill Development SRL and BNB Finance & Trust Corporation, et. al., executed December, 2007
10.2*
Amendment to Loan Agreement between South Padre Island Development, LLC (formerly known as South Padre Island Development, L.P.) and Compass Bank (formerly known as Texas State Bank) effective May 1, 2009.

10.3*	Extension of Real Estate Note and Lien between South Padre Island Development, LLC and Compass Bank effective as of May 1, 2009 (Original Loan Amount of $4,000,000)
10.4*	Extension of Real Estate Note and Lien between South Padre Island Development, LLC and Compass Bank effective as of May 1, 2009 (Original Loan Amount of $1,507,000)
10.5*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $400,000.00 dated March 30, 2009
10.6*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $200,000.00 dated February 26, 2009
10.7*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $200,000.00 dated February 17, 2009
10.8*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $200,000.00 dated February 3, 2009
10.9*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $200,000.00 dated December 12, 2008

10.10*	Real Estate Lien Note from South Padre Island Development, LLC to International Bank of Commerce dated August 29, 2007 in the sum of $4,500,000.00
10.11*	Extension and/or Modification Agreement between South Padre Island Development, LLC and International Bank of Commerce dated January 17, 2008 (Outstanding Principal Balance of $4,536,848.94)
10.12*	Evidence of Indebtedness effective October 1, 2004 from South Padre Island Development, LLC (“Maker”) to Newco XXV, Inc. (“New Payee) in the principal amount of $558,475.32
10.13*	Evidence of Indebtedness effective August 31, 2003 from Delos Partners, Inc., a wholly-owned subsidiary of DPMG, Inc. to Newco XXV, Inc. in the principal amount of $333,599.47
10.14*	Adjustable Rate Note dated February 6, 2002 in the sum of $100,000.00 from KES, Inc. (“Maker”) to John David Davenport (“Payee”)
10.15*	Adjustable Rate Note dated September 11, 2001 in the sum of $100,000.00 from KES, Inc. (“Maker”) to John David Davenport (“Payee”)
10.16*	Adjustable Rate Note dated May 11, 2001 in the sum of $100,000.00 from KES, Inc. (“Maker”) to John David Davenport (“Payee”)
10.17*	Promissory Note dated December 16, 2002 in the sum of $600,000.00 from DPMG, Inc. (“Maker”) to GRG Corp. (“Payee”)
10.18*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $110,000.00 dated June 26, 2009
10.19*	Promissory Note dated January 11, 2007 from DPMG, Inc. to Key Equipment Finance Inc., in the amount of $3,900,000.00
31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004
31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004
32.1*	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004
32.2*	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004
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
August 13, 2009

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
August 13, 2009

LANDMARK LAND COMPANY, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit
Number

10.1*	Third Amended and Restated Loan Agreement between Apes Hill Development SRL and BNB Finance & Trust Corporation, et. al., executed December, 2007

10.2*
Amendment to Loan Agreement between South Padre Island Development, LLC (formerly known as South Padre Island Development, L.P.) and Compass Bank (formerly known as Texas State Bank) effective May 1, 2009

10.3*	Extension of Real Estate Note and Lien between South Padre Island Development, LLC and Compass Bank effective as of May 1, 2009 (Original Loan Amount of $4,000,000)

10.4*	Extension of Real Estate Note and Lien between South Padre Island Development, LLC and Compass Bank effective as of May 1, 2009 (Original Loan Amount of $1,507,000)

10.5*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $400,000.00 dated March 30, 2009

10.6*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $200,000.00 dated February 26, 2009

10.7*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $200,000.00 dated February 17, 2009

10.8*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $200,000.00 dated February 3, 2009

10.9*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $200,000.00 dated December 12, 2008

10.10*	Real Estate Lien Note from South Padre Island Development, LLC to International Bank of Commerce dated August 29, 2007 in the sum of $4,500,000.00

10.11*	Extension and/or Modification Agreement between South Padre Island Development, LLC and International Bank of Commerce dated January 17, 2008 (Outstanding Principal Balance of $4,536,848.94)

10.12*	Evidence of Indebtedness effective October 1, 2004 from South Padre Island Development, LLC (“Maker”) to Newco XXV, Inc. (“New Payee) in the principal amount of $558,475.32

10.13*	Evidence of Indebtedness effective August 31, 2003 from Delos Partners, Inc., a wholly-owned subsidiary of DPMG, Inc. to Newco XXV, Inc. in the principal amount of $333,599.47

10.14*	Adjustable Rate Note dated February 6, 2002 in the sum of $100,000.00 from KES, Inc. (“Maker”) to John David Davenport (“Payee”)

10.15*	Adjustable Rate Note dated September 11, 2001 in the sum of $100,000.00 from KES, Inc. (“Maker”) to John David Davenport (“Payee”)

10.16*	Adjustable Rate Note dated May 11, 2001 in the sum of $100,000.00 from KES, Inc. (“Maker”) to John David Davenport (“Payee”)

10.17*	Promissory Note dated December 16, 2002 in the sum of $600,000.00 from DPMG, Inc. (“Maker”) to GRG Corp. (“Payee”)

10.18*	Promissory Note from DPMG, Inc. to Newco XXV, Inc in the amount of $110,000.00 dated June 26, 2009

10.19*	Promissory Note dated January 11, 2007 from DPMG, Inc. to Key Equipment Finance Inc., in the amount of $3,900,000.00

31.1*	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2*	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1*	Certification of the Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2*	Certification of the Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

______________________
* Filed herewith