Form 10-Q
period 2009-09-30
LANDMARK LAND CO INC/DE
filed 2009-11-13
CIK 749028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, $0.50 par value as of November 9, 2009 was 7,567,530.

Landmark Land Company, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

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

PART I – FINANCIAL INFORMATION .

Item 1.                      Consolidated Financial Statements

Landmark Land Company, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
Assets	2009	2008
Current assets
Cash and cash equivalents	$254,759	$270,278
Accounts receivable	191,543	302,804
Receivable from affiliates	763,482	1,265,250
Inventories	77,401	118,441
Other current assets	125,074	259,523
Total current assets	1,412,259	2,216,296

Real estate and golf management contract rights acquired,
net of accumulated amortization of $961,726 in 2009 and 2008	2,323,861	2,323,861

Real Estate
Real estate held for sale	4,441,471	3,163,498
Real estate held for or under development	10,969,022	12,366,236
Total real estate	15,410,493	15,529,734

Property and equipment, net of accumulated depreciation
of $1,688,999 and $1,228,264 in 2009 and 2008, respectively	5,482,015	6,091,385

Other assets
Investment in unconsolidated affiliates	14,939,583	15,734,327
Receivable from affiliates, non-current	487,064	548,551
Deposits	85,355	80,181
Deferred tax assets	4,400,000	4,400,000
Total other assets	19,912,002	20,763,059

Total assets	$44,540,630	$46,924,335

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders' Equity	2009	2008
Current liabilities
Current portion of notes payable to others	$13,440,086	$13,944,621
Current portion of notes payable to affiliates	1,023,874	892,074
Accounts payable and accrued expenses	1,170,267	1,165,343
Accrued payroll and related expenses	791,424	404,373
Accrued interest due affiliates	926,314	789,551
Accrued interest due others	629,276	549,436
Other liabilities and deferred credits	150,886	97,947
Dividends payable	158,407	8,407
Current income taxes	20,740	5,061
Total current liabilities	18,311,274	17,856,813

Liabilities due after one year
Notes payable to others	3,557,655	3,542,310
Purchase obligation to others	500,000	-
Notes payable to affiliate	1,310,000	200,000
Total liabilities payable after one year	5,367,655	3,742,310

Total liabilities	23,678,929	21,599,123

Stockholders' equity
Preferred stock, Series C, non-voting, $.50 par value; $100
liquidation value; $10 cumulative annual dividend;
50,000 shares authorized; 20,000 shares issued and outstanding,
stated at liquidation value	2,000,000	2,000,000
Common stock, $.50 par value; 20,000,000 shares authorized;
8,804,468 shares issued; 7,567,530 shares outstanding	4,402,234	4,402,234
Additional paid-in capital	30,491,464	30,449,470
Treasury stock, at cost, 1,236,938 shares	(1,299,820)	(1,299,820)
Accumulated deficit	(14,668,150)	(10,167,890)
Accumulated other comprehensive loss	(64,027)	(58,782)
Total stockholders' equity	20,861,701	25,325,212

Total liabilities and stockholders' equity	$44,540,630	$46,924,335

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Real estate sales	$302,000	$1,207,699	$1,614,335	$4,460,011
Real estate services revenue	282,437	313,662	939,382	826,674
Golf course revenue	271,272	201,910	952,161	950,175
Golf merchandise sales	43,715	56,302	156,546	204,410
Food and beverage sales	303,676	211,446	834,831	529,205
Management and consulting fees	517,883	735,150	1,248,735	2,510,357
Reimbursement of out-of-pocket expenses	286,866	344,297	1,110,338	1,162,952
Total revenues	2,007,849	3,070,466	6,856,328	10,643,784

Costs of revenue
Cost of real estate sold	216,100	773,011	1,072,275	3,044,995
Real estate operating expenses	489,902	657,152	1,579,894	2,077,512
Cost of golf merchandise sold	27,774	37,023	117,008	140,032
Cost of food and beverage sold	114,581	97,056	321,413	233,075
Golf operating expenses	569,041	558,513	1,633,212	1,631,990
Out-of-pocket expenses	286,866	344,297	1,110,338	1,162,952
Management and consulting payroll and related expenses	693,370	1,029,040	2,775,577	3,187,959
Depreciation and amortization	152,931	148,386	473,717	481,541
Total costs of revenue	2,550,565	3,644,478	9,083,434	11,960,056

Operating (loss)	(542,716)	(574,012)	(2,227,106)	(1,316,272)

General, administrative and other expenses	(161,439)	(482,200)	(683,404)	(1,553,845)

Other (expenses) income
Equity in (loss) income of unconsolidated affiliates	(50,172)	(342,068)	(850,985)	5,340,493
Interest income	278	2,787	886	51,387
Interest expense	(211,921)	(144,982)	(555,384)	(469,551)
Total other (expenses) income	(261,815)	(484,263)	(1,405,483)	4,922,329

Net (loss) income before income taxes	(965,970)	(1,540,475)	(4,315,993)	2,052,212

Federal and state income taxes	(4,600)	3,271	(34,267)	(280,008)

Net (loss) income	$(970,570)	$(1,537,204)	$(4,350,260)	$1,772,204

Basic (loss) income per common share	$(0.13)	$(0.21)	$(0.59)	$0.22

Basic weighted average shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530

Diluted (loss) income per common share	$(0.13)	$(0.21)	$(0.59)	$0.22

Diluted weighted average shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net (loss) income	$(970,570)	$(1,537,204)	$(4,350,260)	$1,772,204

Other comprehensive (loss) income
Foreign currency translation adjustments	(3,956)	(632)	(5,245)	8,263

Comprehensive (loss) income	$(974,526)	$(1,537,836)	$(4,355,505)	$1,780,467

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net (loss) income for the period	$(4,350,260)	$1,772,204
Adjustments to reconcile net (loss) income to net cash
(used) by operating activities:
Depreciation and amortization	473,717	481,541
Stock options expensed	41,994	63,473
Loss on disposal of property and equipment	2,195	-
Equity in loss (income) of unconsolidated affiliates	789,499	(5,340,493)
Purchase and development of real estate inventory	(1,048,646)	(3,422,333)
Sale of real estate inventory	1,302,110	3,235,238
(Increase) decrease in
Accounts receivable	111,261	(215,763)
Receivable from affiliates	563,255	(544,807)
Inventories	41,040	(17,458)
Other current assets	134,449	94,903
Deposits	(5,174)	(80,181)
Deferred tax assets	-	268,000
Increase (decrease) in
Accounts payable and accrued expenses	4,924	(52,419)
Accrued payroll and related expenses	387,051	12,484
Accrued interest	216,603	139,895
Other liabilities and deferred credits	52,939	(180,583)
Current income taxes	15,679	(68,439)
Net cash (used) by operating activities	(1,267,364)	(3,854,738)

Cash flows from investing activities
Purchase of property and equipment, net	(764)	(50,380)
Net cash (used) by investing activities	(764)	(50,380)

Cash flows from financing activities
Proceeds from notes payable to others	1,167,270	2,445,595
Repayments on notes payable to others	(1,156,461)	(2,675,836)
Proceeds from notes payable to affiliates	1,241,800	-
Sale of preferred stock	-	1,000,000
Cash dividends paid on common stock	-	(567,565)
Cash dividends paid on preferred stock	-	(77,466)
Net cash provided by financing activities	1,252,609	124,728

Net (decrease) in cash during period	(15,519)	(3,780,390)

Cash balance, beginning of period	270,278	4,934,820

Cash balance, end of period	$254,759	$1,154,430

Supplemental disclosure of cash flow information:
Cash paid for interest, including $29,500 interest paid to
affiliates in 2009 and $20,000 in 2008	$640,428	$729,231

Housing units leased to others, transferred from Real estate held
for development to Property and equipment at cost	$-	$840,612

Cash paid for income taxes	$17,188	$5,308

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Landmark Land Company, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes normally included in the annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The company has evaluated subsequent events through the time of filing these financial statements with the Securities Exchange Commission on November 13, 2009.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  There have been no significant changes to accounting policies or critical estimates during the first nine months of 2009.  For further information, please refer to the audited financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

LML Caribbean, LTD owns a 33.33% interest in Apes Hill Development SRL (“Apes Hill”) and accounts for its investment on the equity basis.  Apes Hill’s functional currency is the Barbados dollar.   Apes Hill reported the following results for the periods shown below, converted to US dollars at the exchange rate of two Barbados dollars to one US dollar:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$2,239,138	$1,059,373	$3,830,171	$32,182,248
Gross profit	$1,357,812	$591,102	$2,098,043	$19,305,633
(Loss) Profit from continuing operations	$(65,420)	$(927,851)	$(1,984,057)	$16,552,968
Net (loss) income	$(65,420)	$(927,851)	$(1,984,057)	$16,552,968

Apes Hill closed 3 lot sales in the third quarter of 2009 generating US $2.2 million in revenue compared to 2 lot sales in the third quarter of 2008 generating US $1.0 million in revenue.  At September 30, 2009, Apes Hill reported 11 lots and 2 houses under contract with a total sales value of approximately US $27.5 million.

The company has a receivable from Apes Hill in the amount of $0.6 million at September 30, 2009 representing unpaid management fees and out-of-pocket expenses.  The amount is reported in the Consolidated Balance Sheet as Receivable from affiliates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$1,800	$9,111	$37,208	$312,782
Gross (loss)	$(51,533)	$(65,570)	$(112,482)	$(354,327)
(Loss) from continuing operations	$(51,533)	$(65,570)	$(112,482)	$(354,327)
Net income (loss)	$(51,533)	$(65,570)	$(112,482)	$(354,327)

The company has a receivable from this affiliate of $0.6 million as of September 30, 2009.   In addition, the company has recorded cumulative losses from this investment of $119,000 more than its original capital investment of $1.3 million and this excess loss is reported in the Consolidated Balance Sheet as a reduction in the company’s Receivable from affiliates.

DPMG owns a 7.45% interest in Presidential Golf Club, LLC, a Maryland limited liability company (“Presidential”).  Presidential has developed an 18-hole championship golf course, Lake Presidential Golf Club, on approximately 240 acres of land in Upper Marlboro, Maryland.  The course was opened for play on May 1, 2008.  During the second quarter of 2009, the company corrected the accounting for its investment in Presidential from the cost method to the equity method in recognition of Presidential’s legal structure as a limited liability company which maintains specific ownership accounts for each investor.  The $133,000 recorded as Landmark’s 7.45% share of Presidential’s loss through September 30, 2009 includes $90,000 applicable to the year ended December 31, 2008.  The 2008 adjustment included in the 2009 financial statements is not material to the company’s reported operating results for either period.  Presidential reported the following results for the periods shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$1,096,503	$788,611	$2,463,367	$1,488,839
Gross profit	$958,298	$674,427	$2,104,291	$1,295,233
Loss from continuing operations	$(36,208)	$(434,492)	$(577,745)	$(409,212)
Net loss	$(36,208)	$(434,492)	$(577,745)	$(409,212)

The company has receivables from Presidential totaling $0.2 million at September 30, 2009, representing unpaid management fees, out-of-pocket expenses, short-term working capital loans, and accrued interest.  The amount is reported in the Consolidated Balance Sheet as Receivable from affiliates.

Lake Presidential Beverage Company, LLC is a wholly owned subsidiary of the company formed on November 7, 2007 to hold the alcoholic beverage license for the Lake Presidential Golf Club in Maryland.

Fair value of financial instruments:  The fair value of a financial instrument is generally the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of cash, receivables, and payables approximates cost due to the short period of time to maturity.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

2.  Liquidity and Capital Resources

The company’s current operating results are largely dependent on real estate sales in its developments in Texas and Barbados.  The general economic recession in the US that began in late 2007 has hit the real estate market particularly hard.  The company’s properties are suffering along with most other real estate developments in the US and abroad.   Sales contracts already in the pipeline at the end of 2007, particularly in the Apes Hill development in Barbados, generated profitable sales for the company in 2008.  However, new contracts in 2008 and in the first nine months of 2009 were minimal.  Although prospective purchaser traffic has increased in our Texas development over the last few months, most shoppers are still looking to find bargains at the bottom of the market.  We continue to liquidate existing inventories of lots and houses at reduced profit margins and to defer any significant additional development until the market improves.

The reduction in real estate sales beginning in the second half of 2008 and through the first three quarters of 2009 has significantly reduced the company’s cash flows from operations.  In addition, cash flows generated in Barbados are generally used to repay bank loans or are reinvested in continuing development of the Apes Hill property and the company’s accumulated profits are not expected to be available for distribution from Barbados until late in 2010 or sometime in 2011.  In response to the reduction in cash flows generated from operations, the company has taken various actions to reduce expenses and minimize operating losses and has increased its borrowings, as further discussed below.

Recognizing that, historically, personnel costs have accounted for more than half of the company’s operating costs (excluding the cost of real estate and merchandise sold), management has reduced the number of employees by approximately 37% from 132 employees at June 30, 2008 to 83 employees at September 30, 2009.  Current staffing levels remain adequate to service additional projects that the company is pursuing.   In the second quarter of 2009, the company grounded its airplane and terminated employment of its pilots.  To further conserve cash, a portion of the salaries of certain officers is being accrued with actual payment deferred until cash flow improves.

The company has increased its financing activity including loans from affiliates of $1.4 million during the fourth quarter of 2008 and the first half of 2009.   During the third quarter of 2009, the company also negotiated for an investor to acquire a member interest in South Padre as discussed in Note 9, although the final documents have not been executed as of the date of filing this Form 10Q.  In addition, the company has applied for new lines of credit from banks operating in the Caribbean, and is exploring additional working capital loans from other sources; however, there is no guarantee that sufficient additional funding will be received.  If loans are not received, or if our current bank lenders do not continue to renew existing credits or if affiliates should call their working capital loans, the company could be required to make further reductions in personnel and to liquidate real estate or other assets at prices less than would be expected under normal operating conditions.  The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of these uncertainties.

The company’s Consolidated Balance Sheet at September 30, 2009 reports current assets totaling $1.4 million and current liabilities totaling $18.3 million for a $16.9 million excess of current liabilities over current assets.  Approximately $12.4 million of the current liabilities is due to two Texas banks that have funded the South Padre real estate development for the last ten years.   The banks have recently renewed credit lines covering the outstanding debt for periods of six months to one year.  Approximately $2.0 million of the current liabilities is owed to affiliates who have advanced funds for working capital and are not expected to demand repayment until the company’s liquidity position improves.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

3.  Earnings Per Share

Earnings per share (EPS) are computed using weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect the common stock options granted to employees, directors and legal counsel in 2006 and 2007.  The following is a reconciliation of the numerators and denominators used in the calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(970,570)	$(1,537,204)	$(4,350,260)	$1,772,204
Less: Preferred dividends	(50,000)	(27,466)	(150,000)	(77,466)
Net (loss) income available to common shareholders	(1,020,570)	(1,564,670)	(4,500,260)	1,694,738
Weighted average common shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530
Incremental shares from assumed exercise of dilutive options	-	-	-	-
Diluted weighted average common shares outstanding	7,567,530	7,567,530	7,567,530	7,567,530
Basic (loss) income per common share	$(0.13)	$(0.21)	$(0.59)	$0.22
Diluted (loss) income per common share	$(0.13)	$(0.21)	$(0.59)	$0.22

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

A summary of options issued to employees under the company’s incentive stock option plan as of September 30, 2009, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2009	606,000	$0.62
Granted	-	-
Vested	-	-
Forfeited	130,500	-
Outstanding at September 30, 2009	475,500	$0.59
Exercisable at September 30, 2009	-	-

During the first nine months of 2009, the company recognized share-based compensation costs in the amount of $42,000.  As of September 30, 2009, there was $147,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over the remaining 3.2 years vesting period for grants outstanding under the plan.

The company has also granted options to its independent directors and legal counsel to purchase a total of 300,000 shares of the company’s common stock at an exercise price equal to the fair market value at the time of grant.  These options vest immediately and expire five years from the date of grant.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

A summary of options granted to independent directors and legal counsel as of September 30, 2009, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	300,000	$2.23	2.7 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2009	300,000	$2.23	1.9 years	-
Exercisable at September 30, 2009	300,000	$2.23	1.9 years	-

There was no related unrecognized cost related to the directors and legal counsel options as of September 30, 2009.

5.  Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation.  These changes had no effect on net income.

6.  Commitments

The company’s subsidiary, South Padre, provides a one-year latent defects warranty and a ten-year structural warranty on the houses it builds.  The accompanying financial statements include a provision for warranty expense calculated as approximately 0.5% of gross house sales.  The summary of warranty accruals for the nine months ended September 30, 2009 and 2008 follows:

	2009	2008
Warranty accrual balance January 1,	$90,897	$132,165
Provision for warranty	6,258	20,090
Payments	(20,117)	(55,413)
Warranty accrual balance September 30,	$77,038	$96,842

7.  Income Taxes

The company reported a loss before income taxes of $4.3 million for the nine-month period ended September 30, 2009. The provision for federal and state income taxes is a net provision of $34,000 and is comprised of estimated current state taxes. Deferred federal and state tax benefits of approximately $1.5 million generated by the current period loss are offset by an increase in the deferred tax asset valuation allowance in the same amount.

It should be noted that the estimated net future benefit available to the company from all its deferred tax positions is approximately $49.3 million at September 30, 2009; however, realization of that benefit is dependent on the company’s ability to generate taxable income in the future.  The company has established a deferred tax asset valuation allowance to reduce the carrying value of the deferred tax asset to an amount that is more likely than not to be realized in the future.  Based on a current evaluation of historical and prospective earnings, the company increased the valuation allowance during 2009 by approximately $1.5 million to a balance of $44.9 million, reducing the net deferred tax benefit to $4,400,000 as of September 30, 2009.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

The company had no material unrecognized tax benefits at September 30, 2009, nor does it expect any significant change in that status during the next 12 months.  No accrued interest or penalties on uncertain tax positions have been included on the statements of operations or the statement of financial condition as of September 30, 2009.  Should the company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The company is subject to U.S. federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after December 31, 2004 are still open to examination by those relevant taxing authorities.

8. Segment Information

The company’s operations are comprised of four segments – real estate, golf, management services, and corporate investments and administration.  The following table summarizes the three months and nine months ended September 30, 2009 and 2008 operations by segment:

	Three Months Ended September 30, 2009
	Real Estate	Golf	Management	Corporate	Total
Revenue	$584,437	$618,663	$804,749	$-	$2,007,849
Costs of revenue	(706,002)	(711,396)	(980,236)	-	(2,397,634)
Depreciation and amortization	(6,613)	(37,662)	(7,278)	(101,378)	(152,931)
Operating income (loss)	(128,178)	(130,395)	(182,765)	(101,378)	(542,716)
General and administrative	-	-	-	(161,439)	(161,439)
Other income (expenses)	-	-	-	(261,815)	(261,815)
Federal & state income taxes	44,631	45,435	64,071	(158,737)	(4,600)
Net income (loss)	$(83,547)	$(84,960)	$(118,694)	$(683,369)	$(970,570)

Long-lived assets	$16,442,539	$1,573,232	$6,363,173	$18,749,427	$43,128,371
Other assets	146,653	266,262	918,228	81,116	1,412,259
Total assets	$16,589,192	$1,839,494	$7,281,401	$18,830,543	$44,540,630

	Three Months Ended September 30, 2008
	Real Estate	Golf	Management	Corporate	Total
Revenue	$1,521,361	$469,658	$1,079,447	$-	$3,070,466
Costs of revenue	(1,430,163)	(692,592)	(1,373,337)	-	(3,496,092)
Depreciation and amortization	(8,235)	(31,036)	(7,472)	(101,643)	(148,386)
Operating income (loss)	82,963	(253,970)	(301,362)	(101,643)	(574,012)
General and administrative	-	-	-	(482,200)	(482,200)
Other income (expenses)	-	-	-	(484,263)	(484,263)
Federal & state income taxes	(33,650)	102,799	126,689	(192,567)	3,271
Net income (loss)	$49,313	$(151,171)	$(174,673)	$(1,260,673)	$(1,537,204)

Long-lived assets	$16,427,238	$1,090,960	$5,468,489	$14,477,652	$37,464,339
Other assets	604,624	247,740	1,562,009	811,610	3,225,983
Total assets	$17,031,862	$1,338,700	$7,030,498	$15,289,262	$40,690,322

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2009
	Real Estate	Golf	Management	Corporate	Total
Revenue	$2,553,717	$1,943,538	$2,359,073	$-	$6,856,328
Costs of revenue	(2,652,169)	(2,071,633)	(3,885,915)	-	(8,609,717)
Depreciation and amortization	(39,255)	(108,258)	(21,539)	(304,665)	(473,717)
Operating income (loss)	(137,707)	(236,353)	(1,548,381)	(304,665)	(2,227,106)
General and administrative	-	-	-	(683,404)	(683,404)
Other income (expenses)	-	-	-	(1,405,483)	(1,405,483)
Federal & state income taxes	47,946	82,293	539,112	(703,618)	(34,267)
Net income (loss)	$(89,761)	$(154,060)	$(1,009,269)	$(3,097,170)	$(4,350,260)

	Nine Months Ended September,30, 2008
	Real Estate	Golf	Management	Corporate	Total
Revenue	$5,286,685	$1,683,790	$3,673,309	$-	$10,643,784
Costs of revenue	(5,122,507)	(2,005,097)	(4,350,911)	-	(11,478,515)
Depreciation and amortization	(25,479)	(92,141)	(58,991)	(304,930)	(481,541)
Operating income (loss)	138,699	(413,448)	(736,593)	(304,930)	(1,316,272)
General and administrative	-	-	-	(1,553,845)	(1,553,845)
Other income (expenses)	-	-	-	4,922,329	4,922,329
Federal & state income taxes	(54,474)	162,382	289,298	(677,214)	(280,008)
Net income (loss)	$84,225	$(251,066)	$(447,295)	$2,386,340	$1,772,204

9.	Subsequent Events

The company has negotiated an agreement with D. & G.,  L.L.C., an Oklahoma limited liability company (“D&G”) whereby D&G will invest the sum of two million dollars ($2,000,000) in South Padre Island Development LLC (“South Padre”), payable in installments through March 1, 2010, for which D&G will receive a 20% member interest in South Padre.  Invested funds may be used for any corporate purpose.  Effective date of the acquisition is expected to be October 1, 2009; however, the final documents have not been executed as of the date of filing these financial statements with Form 10Q.  Under the terms of the proposed Amended and Restated Operating Agreement of South Padre Island Development, LLC (“Amended Operating Agreement”), D&G will be entitled to receive priority distributions of available cash flow from South Padre until they have received an amount equal to their investment, plus a 6% preferred return on their investment, after which the company will receive the next distributions until it has received an amount equal to $8,000,000 plus a 6% return on that agreed equity value.  Thereafter, distributions will be in proportion to the members’ equity interest.

Concurrently with its purchase of the South Padre member interest, D&G will grant to the company an option to purchase the 20% member interest at any time after June 1, 2010 and the company will grant to D&G a put to purchase the interest at any time after June 1, 2011 or, upon the company’s written request, after June 1, 2012.  The purchase price under either the put or the option is defined as the greater of:

(a)	an amount equal to the sum of (i) D&G’s Unreturned DG Capital (as defined in the Amended Operating Agreement) plus (ii) D&G’s Unpaid DG Preference (as defined in the Amended Operating Agreement); or
(b)
an amount equal to the amount D&G would receive if all of the assets of South Padre were sold on the closing date for their fair market value (as mutually agreed between D&G and the company), all liabilities of South Padre were paid in full and the remaining proceeds distributed pursuant to Section 6.3 of the Amended Operating Agreement.

Landmark Land Company, Inc.
Notes to Consolidated Financial Statements

Assuming no distributions of available cash flow are made before exercise of either the option or the put, the company’s minimum purchase price for D&G’s 20% member interest in South Padre is estimated to be as follows:

Date	Price

June 1, 2010	$2,063,292
June 1, 2011	$2,184,958
June 1, 2012	$2,306,958

Since the company’s proposed obligation to purchase the South Padre member interest requires settlement of that obligation by the transfer of assets (i.e., cash), generally accepted accounting principles in the United States require that the company account for that obligation as a liability.  Accordingly, the $500,000 received from D&G prior to September 30, 2009 is included on the Consolidated Balance Sheet at that date as Purchase obligation to others, due after one year.

At such time as the relevant agreements are executed by all parties, they will be filed on appropriate forms with the Securities and Exchange Commission.

10. Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in ASC 820), which can be classified into two broad categories: (1) a valuation technique that uses a quoted price (a quoted price of an identical liability when traded as an asset, or a quoted price of a similar liability or of a similar liability when traded as an asset) or (2) another valuation technique consistent with the principles of ASC 820 (a market approach or an income approach). The new guidance is effective for the first interim or annual reporting period beginning after August 28, 2009.  The company is evaluating the impact the adoption of ASU No. 2009-05 will have on its consolidated financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company, through subsidiaries, owns and manages for others, interests in real estate and golf oriented real estate developments.  After a long period of relative dormancy, the company acquired its first operating companies in 2003 and has continued to rebuild its business through acquisitions and expansion.  The company’s current operating results are largely dependent on real estate sales in its developments in Texas and Barbados.  The general economic recession in the US that began in late 2007 has hit the real estate market particularly hard.  The company’s properties are suffering along with most other real estate developments in the US and abroad.   Sales contracts already in the pipeline at the end of 2007, particularly in the Apes Hill development in Barbados, generated profitable sales for the company in 2008.  However, new contracts in 2008 and 2009 have been minimal.  Although prospective purchaser traffic has increased in our Texas development over the last few months, most shoppers are still looking to find bargains at the bottom of the market.  We continue to liquidate existing inventories of lots and houses at reduced profit margins and to defer any significant additional development until the market improves.

During the second half of 2008 and the first three quarters of 2009 the company has taken various actions to reduce expenses and minimize operating losses.    Recognizing that, historically, personnel costs have accounted for more than half of the company’s operating costs (excluding the cost of real estate and merchandise sold), management has reduced the number of employees by approximately 37% from 132 employees at June 30, 2008 to 83 employees at September 30, 2009.  In the second quarter of 2009, the company grounded its airplane and terminated employment of its pilots.  To further conserve cash, a portion of the salaries of certain officers is being accrued with actual payment deferred until cash flow improves.  An affiliate of one of the company’s executive officers and another affiliate of one of the directors loaned the company approximately $1.4 million in working capital funds during the last quarter of 2008 and the  first half of 2009.   In addition, the company has negotiated a transaction whereby an investor will provide $2 million for an investment in South Padre as discussed in Note 9.  Additional comments on the company’s actions to manage its way through the current recession are included in the liquidity and capital resources paragraphs below.

The company’s consolidated statements of operations and cash flows for the nine months ended September 30, 2009 and 2008 include the operations of the company and its subsidiaries identified in Note 1 to the Consolidated Financial Statements.   The loss reported in these statements for 2009 reflects the depressed real estate market described above.  Year to year comparisons should be analyzed carefully and historical results should not be assumed to be indicative of the company’s future operations.

Management’s additional analysis of the company’s operations during the three and nine month periods ended September 30, 2009 and 2008 and comments on its current financial condition are as follows:

Liquidity and capital resources

The reduction in real estate sales beginning in the second half of 2008 and through the first three quarters of 2009 has significantly reduced the company’s cash flows from operations.  In addition, cash flows generated in Barbados are generally used to repay bank loans or are reinvested in continuing development of the Apes Hill property and the company’s accumulated profits are not expected to be available for distribution from Barbados until late in 2010 or sometime in 2011.  In response to the reduction in cash flows generated from operations, the company has taken various actions to reduce expenses and minimize operating losses and has increased its borrowings, as further discussed below.

Recognizing that, historically, personnel costs have accounted for more than half of the company’s operating costs (excluding the cost of real estate and merchandise sold), management has reduced the number of employees by approximately 37% from 132 employees at June 30, 2008 to 83 employees at September 30, 2009.  Current staffing levels remain adequate to service additional projects that the company is pursuing.   In the second quarter of 2009, the company grounded its airplane and terminated employment of its pilots.  To further conserve cash, a portion of the salaries of certain officers is being accrued with actual payment deferred until cash flow improves.

The company has increased its financing activity including loans from affiliates of $1.4 million during the fourth quarter of 2008 and the first half of 2009.   During the third quarter of 2009, the company also negotiated for an investor to acquire a member interest in South Padre as discussed in Note 9, although the final documents have not been executed as of the date of filing this Form 10Q.  In addition, the company has applied for new lines of credit from banks operating in the Caribbean, and is exploring additional working capital loans from other sources; however, there is no guarantee that sufficient additional funding will be received.  If loans are not received, or if our current bank lenders do not continue to renew existing credits or if affiliates should call their working capital loans, the company could be required to make further reductions in personnel and to liquidate real estate or other assets at prices less than would be expected under normal operating conditions.  The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of these uncertainties.

The company’s Consolidated Balance Sheet at September 30, 2009 reports current assets totaling $1.4 million and current liabilities totaling $18.3 million for a $16.9 million excess of current liabilities over current assets.  Approximately $12.4 million of the current liabilities is due to two Texas banks that have funded the South Padre real estate development for the last ten years.   The banks have recently renewed credit lines covering the outstanding debt for periods of six months to one year.  Approximately $2.0 million of the current liabilities is owed to affiliates who have advanced funds for working capital and are not expected to demand repayment until the company’s liquidity position improves.

Current assets total $1.4 million at September 30, 2009 compared to $2.2 million at December 31, 2008, reflecting, primarily, the collection of receivables and use of most of the cash collected to pay operating expenses.

Real estate and golf management contract rights acquired remained unchanged during the first nine months of 2009.  The only contract in this asset group with unamortized costs relates to a property in the Hudson Valley of New York state.  While no fees are currently being realized from that contract as government approvals are pending for the proposed development, the company expects to recover the remaining unamortized costs from future construction supervision fees and profit incentive fees.

Real estate held for either development or sale totaled $15.4 million at September 30, 2009 compared to $15.5 million at December 31, 2008.  Costs incurred to complete units under construction at the beginning of 2009 were only slightly less than the costs of real estate sold during the first three quarters.

Property and equipment decreased approximately $0.6 million, reflecting depreciation of $0.5 million recorded in the first nine months of 2009 and the sale of one home that had been held as rental property.

Other assets are comprised primarily of investments in unconsolidated affiliates which decreased approximately $0.8 million in the first three quarters of 2009, reflecting losses recognized in Apes Hill, Landmark Spain, and Presidential, and deferred tax assets which remained unchanged at $4.4 million as discussed in Note 7.

Liabilities totaled $23.7 million at September 30, 2009 – a net increase of approximately $2.1 million from December 31, 2008.  The increase results primarily from $1.2 million borrowed from affiliates for working capital, $0.5 million received from a new investor in South Padre as discussed in Note 9, and continuing deferral of executive salaries.

The company has no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Stockholders’ equity decreased by approximately $4.5 million in the nine months of 2009, reflecting primarily, the company’s net loss of $4.4 million and $0.1 million of dividends declared, but not paid, on preferred stock.

There were no commitments regarding purchase or sale of the company's stock at September 30, 2009; however, see Note 4 to the Consolidated Financial Statements regarding stock options outstanding and Note 9 regarding an obligation to purchase a member interest in South Padre.

Revenue

Real estate sales at South Padre totaled 7 lots and 5 houses during the nine months ended September 30, 2009, generating $1.6 million in revenue, including 2 lots and 1 house sold in the three months ended September 30, 2009 for total sales of $0.3 million.  In the first nine months of 2008, South Padre reported 4 lot sales and 19 house sales generating $4.5 million in revenue, including 2 lots and 5 houses closed in the third quarter for total sales of $1.2 million.  The decrease in real estate sales apparently reflects continuing apprehension about the global recession.  Although the stock market has recovered some of its dramatic losses during the last few months and a few ‘bottom fishers’ bought lots and houses at South Padre this year, we do not expect any significant recovery of the real estate market until next year.

Real estate services revenue is comprised primarily of fees charged to homeowners’ associations for landscape maintenance services, rents received from tenants in company owned houses that were converted to rental property in 2008, and commissions and fees earned on rental pool operations or on third-party real estate sales.  Revenue in the first nine months of 2009 totaled $0.9 million compared to $0.8 million in the same period of 2008.    In prior years, HOA reimbursement of costs related to the landscape operations were netted against those costs in real estate operating expenses and revenues and costs related to the rental pool operations were included in management and consulting operations.  As these operations are now more significant to South Padre’s total operations, we are reporting the revenue from these real estate related services separately.  2008 amounts have been reclassified to conform to the 2009 classifications.

Golf related revenue, including food and beverage sold in golf restaurants, totaled $1.9 million during the nine months ended September 30, 2009.  Paid golf rounds totaled 23,600.  In the same period of 2008, golf rounds totaled 23,900 and total revenue was $1.7 million.  For the three months ended September 30, 2009, the company realized $0.6 million in revenue from 5,800 rounds, compared to the same period of 2008 when we realized $0.5 million in golf revenue from 4,300 rounds played.  The small increase in revenue in 2009 reflects increased food and beverage sales by Lake Presidential Beverage Company which opened May 1, 2008.

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

Management and consulting agreements generated $0.5 million in fee revenue in the three months ended September 30, 2009 compared to $0.7 million during the same period of 2008.  For the first nine months of 2009, fee revenue totaled $1.2 million compared to $2.5 million for the same period in 2008.  The 2009 decrease reflects a significant reduction in planning and construction fees earned in Barbados and in South Padre and in consulting fees recognized in Spain.  The company was also reimbursed for out-of-pocket expenses related to its management agreements in the amount of $1.1 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Costs of revenues

Cost of real estate sold, including land, development, construction, and closing costs, totaled $0.2 million or 72% of sales in the third quarter of 2009 compared to $0.8 million or 64% of real estate sales in the same quarter of 2008.  Costs for the nine months ended September 30, 2009 were $1.1 million or 66% of sales, compared to $3.0 million or 68% of sales in the same period of 2008.   Gross profit margins are generally higher on lot development than on vertical construction, but differ among various subdivision lot developments and various house models as well; consequently, the gross profit margin realized in any reporting period will vary according to the mix of products sold during the period.

Real estate operating expenses totaled $0.5 million and $1.6 million respectively in the three-month and nine-month periods ended September 30, 2009 compared to $0.7 million and $2.1 million in the same period of 2008.  The lower costs in 2009 reflect additional reductions in personnel and in other costs, primarily advertising and marketing, implemented in response to the continuing depressed real estate market.

Cost of golf merchandise sold in the three-month and nine-month periods ending September 30, 2009 totaled $28,000 (64% of sales) and $117,000 (75% of sales) respectively, compared to $37,000 (66% of sales) and $140,000 (69% of sales) for the same periods of 2008.  The increase in cost percentage of merchandise sold reflects adjustments for the cost of missing or dated merchandise identified after a change in golf management in the second quarter of 2009.

Cost of food and beverage sold in the three-month and nine-month periods ending September 30, 2009 totaled $115,000 (38% of sales) and $321,000 (39% of sales) respectively, compared to $97,000 (46% of sales) and $233,000 (44% of sales) in the same periods of 2008.  The increased dollar cost in 2009 and improved cost percentage reflects results from Lake Presidential Beverage Company that began operations May 1, 2008.

Golf operating expenses totaled $0.6 million in the third quarter of 2009 and $1.6 million for the first nine months of 2009, which totals were approximately the same amounts as were incurred in the same periods in 2008.

Management and consulting payroll and related expenses totaled $0.7 million and $2.8 million respectively during the three-month and nine-month periods ending September 30, 2009 compared to $1.0 million and $3.2 million for the same periods in 2008.  The decreased cost reflects termination of several employees in 2009.  The 2009 payroll expense includes approximately $0.4 million of salary due to officers of the company, payment of which is being deferred until cash flow improves.

Depreciation and amortization included in the company’s consolidated statement of operations was $0.5 million in the nine-month periods ended September 30, 2009 and 2008, with the cost divided approximately equally among the three quarters in each year.

General, administrative and other expense

General, administrative and other expenses totaled $0.2 million and $0.7 million respectively in the third quarter and first nine months of 2009 compared to $0.5 million and $1.6 million in the same periods of 2008.  The decrease reflects, primarily, limited use of the company airplane in the first four months of 2009, at which time the plane was grounded and the pilots’ employment terminated.  In today’s severely depressed market for private aircraft, the market value of the plane approximates current book value.  In anticipation of additional real estate opportunities in the Caribbean and improved aircraft market conditions, the company plans to leave the plane grounded as we evaluate alternatives, including possible sale.

Other income and expense

Equity in profit (loss) of unconsolidated affiliates reflects the company’s share of the operating profits or losses of the following unconsolidated affiliates:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Ownership	2009	2008	2009	2008
Landmark Developments of Spain, S.L.	50%	$(25,766)	$(32,784)	$(56,241)	$(177,163)
Apes Hill Development SRL	33.33%	(21,709)	(309,284)	(661,255)	5,517,656
Presidential Golf Club, LLC	7.45%	(2,697)	-	(133,489)	-
		$(50,172)	$(342,068)	$(850,985)	$5,340,493

The profits reported by Apes Hill Development SRL in early 2008 resulted from sales of developed lots to buyers who had signed purchase contracts over the preceding two-year development period.  The global recession has affected real estate sales in Barbados with few new contracts in 2008 and 2009.  Apes Hill has sales contracts totaling approximately US $27.5 million in the pipeline at September 30, 2009; however, the recession has also caused delays in closing some of these existing contracts.

Interest income has decreased to insignificant levels, reflecting the use of cash to pay current operating costs leaving no excess cash balances invested in overnight funds.

Interest expense totaled $212,000 in the third quarter and $555,000 in the first nine months of 2009 compared to $145,000 and $470,000 in the same periods last year.  The increase in 2009 reflects, primarily, increased borrowing from an affiliate to fund current operations.

Federal and state income taxes

The company reported a loss before income taxes of $1.0 million in the third quarter of 2009 and $4.4 million for the first nine months of the year.  The provision for federal and state income taxes reflects a net provision of $34,000 for the nine months ended September 30, 2009 and is comprised of current state taxes. Deferred federal and state tax benefits generated by the 2009 loss were offset by an increase in the deferred tax valuation allowance as discussed in Note 7 to the financial statements.  In 2008 the company realized income before taxes of $2.1 million in the first nine months of the year and provided for federal and state income taxes in the amount of $0.3 million.

Critical accounting estimates

Future realization of the company’s significant deferred tax asset is dependent on its ability to generate taxable income in future years.  The company has established a valuation allowance to reduce the carrying value of the asset to an amount likely to be realized.  While estimates of future income are always uncertain, the current economic recession and the diversification of the company’s investments into foreign real estate affiliates makes current estimates even more challenging.  Realization of the tax asset will be significantly affected by, among other factors, the timing of any economic recovery, whether the new investments are profitable and whether or when those profits are taxable in the U.S.  Any significant change in the various factors affecting the company’s expectations of future taxable earnings could require a change in the valuation allowance. Any change in the valuation allowance is reflected in the company’s operating statement for the period such change is recognized.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the company’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2009, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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
November 13, 2009

LANDMARK LAND COMPANY, INC.

/s/ Joe V. Olree
Joe V. Olree
Senior Vice President and Chief Financial Officer
November 13, 2009

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